Form 10-Q
period 2023-09-30
Autolus Therapeutics plc
filed 2023-11-09
CIK 1730463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 001-38547

AUTOLUS THERAPEUTICS PLC
(Exact name of registrant as specified in its charter)

England and Wales		Not applicable
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

The Mediaworks
191 Wood Lane
London	W12 7FP	United Kingdom
(Address of principal executive offices)

(44) 20	3829 6230
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one ordinary share, par value $0.000042 per share	AUTL	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "an emerging growth company" in Rule 12b-2 of the
Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of November 9, 2023, the registrant had 173,989,157 ordinary shares (including shares in form of ADSs), par value $0.000042 per share, outstanding.

EXPLANATORY NOTE

Autolus Therapeutics plc (the “Company”) qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the "Exchange Act") and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. Per the requirements of Form 10-Q, this Quarterly Report on Form 10-Q includes (i) certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), (ii) certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b), (iii) management’s evaluation and conclusions regarding the effectiveness of the Company’s disclosure controls and procedures as of the period ended September 30, 2023 and (iv) discussion of any changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a Foreign Private Issuer, the Company is also exempt from the proxy solicitation rules under Section 14 of the Exchange Act and Regulation FD, and its officers, directors, and principal shareholders are not subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, research and development costs, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the development of our product candidates, including statements regarding the initiation, timing, progress and the results of clinical studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our ability to advance our product candidates into, and successfully complete, clinical trials;
•our ability to obtain and maintain regulatory approval of our product candidates in the indications for which we plan to develop them, and any related restrictions, limitations or warnings in the label of an approved drug or therapy;
•the impacts of public health crises like the coronavirus 2019, or COVID-19, and its effects on our operations and business, including interruption of key clinical trial activities, such as clinical trial site monitoring, access to capital, and potential disruption in the operations and business of third-party manufacturers, clinical sites, contract research organizations, or CROs, other service providers and collaborators with whom we conduct business;
•our ability to license additional intellectual property relating to our product candidates from third parties and to comply with our existing license agreement;
•our plans to research, develop, manufacture and commercialize our product candidates;
•the potential benefits of our product candidates;
•the timing or likelihood of regulatory filings and approvals for our product candidates, along with regulatory developments in the United States, European Union, the United Kingdom and other foreign countries;
•the size and growth potential of the markets for our product candidates, if approved, and the rate and degree of market acceptance of our product candidates, including reimbursement that may be received from payors;
•our need for and ability to obtain additional funding, on favorable terms or at all, including as a result of worsening macroeconomic conditions, including changes inflation and interest rates and unfavorable general market conditions, and the impacts thereon of the war in Ukraine, the conflict between Hamas and Israel, and global geopolitical tension;
•our commercialization, marketing and manufacturing capabilities and strategy;
•our plans to collaborate, or statements regarding our current collaborations;

•our ability to attract collaborators with development, regulatory and commercialization expertise;
•our expectations regarding our ability to obtain and maintain intellectual property protection;
•our ability to identify, recruit and retain qualified employees and key personnel;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•the scalability and commercial viability of our manufacturing methods and processes;
•the success of competing therapies that are or may become available;
•whether we are classified as a Passive Foreign Investment Company, "PFIC", for current and future periods;
•additional costs and expenses related to our decision to voluntarily comply with certain U.S. domestic issuer reporting obligations before we are required to do so; and
•any other factors which may impact our financial results or future trading prices of our American Depositary Shares, or ADSs, and the impact of securities analysts’ reports on these prices.
Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including, without limitation, risks, uncertainties and assumptions regarding the impact of worsening macroeconomic events, including changes inflation and interest rates and unfavorable general market conditions and the impacts of the war in Ukraine, the conflict between Hamas and Israel, and global geopolitical tensions, on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Except as required by law, we do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances.

PART I - FINANCIAL INFORMATION
Item 1. Financial statements
AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	Note	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents		$256,415	$382,436
Restricted cash		434	325
Prepaid expenses and other current assets	4	51,533	43,010
Total current assets		308,382	425,771
Non-current assets:
Property and equipment, net	5	34,637	35,209
Prepaid expenses and other non-current assets		136	2,176
Operating lease right-of-use assets, net		59,403	23,210
Long-term deposits		943	1,832
Deferred tax asset		2,597	2,076
Total assets		$406,098	$490,274
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		$661	$531
Accrued expenses and other liabilities	6	31,388	40,797
Operating lease liabilities, current		5,491	5,038
Total current liabilities		37,540	46,366
Non-current liabilities:
Operating lease liabilities, non-current		46,967	19,218
Liability related to future royalties and sales milestones, net	10	140,778	125,900
Other long-term payables		295	116
Total liabilities		225,580	191,600

Commitments and contingencies	12

Shareholders' equity:
Ordinary shares, $0.000042 par value; 290,909,783 shares authorized as of September 30, 2023 and December 31, 2022; 173,936,794 and 173,074,510, shares issued and outstanding at September 30, 2023 and December 31, 2022		8	8
Deferred shares, £0.00001 par value; 34,425 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022		—	—
Deferred B shares, £0.00099 par value; 88,893,548 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022		118	118
Deferred C shares, £0.000008 par value; 1 share authorized, issued and outstanding at September 30, 2023 and December 31, 2022		—	—
Additional paid-in capital		1,015,577	1,007,625
Accumulated other comprehensive loss		(33,794)	(38,898)
Accumulated deficit		(801,391)	(670,179)
Total shareholders' equity		180,518	298,674
Total liabilities and shareholders' equity		$406,098	$490,274
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2023	2022	2023	2022
Grant income		$—	$—	$—	$166
License revenue	3	406	2,369	1,698	2,369
Operating expenses:
Research and development		(37,237)	(37,632)	(105,323)	(109,806)
General and administrative		(10,611)	(8,231)	(31,017)	(24,487)
Loss on disposal of property and equipment		—	—	(3,791)	—
Impairment of operating lease right-of-use assets and related property and equipment		(382)	—	(382)	—
Total operating expenses, net		(47,824)	(43,494)	(138,815)	(131,758)
Other expenses, net		(1,597)	(3,740)	(333)	(4,214)
Interest income		3,646	165	10,495	282
Interest expense		(5,014)	(1,850)	(14,939)	(5,448)
Total other expense, net		(2,965)	(5,425)	(4,777)	(9,380)
Net loss before income tax		(50,789)	(48,919)	(143,592)	(141,138)
Income tax benefit		4,940	6,152	12,380	19,250
Net loss attributable to ordinary shareholders		(45,849)	(42,767)	(131,212)	(121,888)
Other comprehensive (loss) income:
Foreign currency exchange translation adjustment		(5,837)	(14,054)	5,104	(38,994)
Total comprehensive loss		$(51,686)	$(56,821)	$(126,108)	$(160,882)

Basic and diluted net loss per ordinary share	9	$(0.26)	$(0.47)	$(0.75)	$(1.34)
Weighted-average basic and diluted ordinary shares	9	173,984,101	91,240,801	173,890,666	91,028,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited)Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share amounts)

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023	173,680,872	$8	34,425	$—	88,893,548	$118	1	$—	$1,012,709	$(27,957)	$(755,542)	$229,336
Share-based compensation expense	—	—	—	—	—	—	—	—	2,864	—	—	2,864
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	253,851	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	2,071	—	—	—	—	—	—	—	4	—	—	4
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	(5,837)	—	(5,837)
Net loss	—	—	—	—	—	—	—	—	—	—	(45,849)	(45,849)
Balance at September 30, 2023	173,936,794	$8	34,425	$—	88,893,548	$118	1	$—	$1,015,577	$(33,794)	$(801,391)	$180,518

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	90,909,783	$4	34,425	$—	88,893,548	$118	1	$—	$848,370	$(33,510)	$(600,461)	$214,521
Share-based compensation expense	—	—	—	—	—	—	—	—	3,337	—	—	3,337
Vesting of restricted stock unit awards	76,804	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	145,769	—	—	—	—	—	—	—	117	—	—	117
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	(14,054)	—	(14,054)
Net loss	—	—	—	—	—	—	—	—	—	—	(42,767)	(42,767)
Balance at September 30, 2022	91,132,356	$4	34,425	$—	88,893,548	$118	1	$—	$851,824	$(47,564)	$(643,228)	$161,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share amounts)

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	173,074,510	$8	34,425	$—	88,893,548	$118	1	$—	$1,007,625	$(38,898)	$(670,179)	$298,674
Share-based compensation expense	—	—	—	—	—	—	—	—	7,948	—	—	7,948
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	860,213	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	2,071	—	—	—	—	—	—	—	4	—	—	4
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	—	—	5,104	—	5,104
Net loss	—	—	—	—	—	—	—	—	—	—	(131,212)	(131,212)
Balance at September 30, 2023	173,936,794	$8	34,425	$—	88,893,548	$118	1	$—	$1,015,577	$(33,794)	$(801,391)	$180,518

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	90,907,830	$4	34,425	$—	88,893,548	$118	1	$—	$843,108	$(8,570)	$(521,340)	$313,320
Share-based compensation expense	—	—	—	—	—	—	—	—	8,599	—	—	8,599
Vesting of restricted stock unit awards	76,804	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	147,722	—	—	—	—	—	—	—	117	—	—	117
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	(38,994)	—	(38,994)
Net loss	—	—	—	—	—	—	—	—	—	—	(121,888)	(121,888)
Balance at September 30, 2022	91,132,356	$4	34,425	$—	88,893,548	$118	1	$—	$851,824	$(47,564)	$(643,228)	$161,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(131,212)	$(121,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,790	5,773
Share-based compensation net of amounts capitalized	7,929	8,599
Interest expense accrued on liability related to future royalties and sales milestones, net	14,878	5,427
Foreign exchange differences	(366)	10,537
Loss on termination of operating lease	95	—
Loss on disposal of property and equipment	3,812	—
Impairment of operating lease right-of-use assets and related property and equipment	382	—
Deferred income tax	(520)	(587)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,655)	(20,809)
Non-current prepaid expenses and other non-current assets	1,932	301
Long-term deposits	937	(5)
Accounts payable	69	(87)
Accrued expenses and other liabilities	(6,823)	15,469
Current and non-current operating lease liabilities, net of operating lease right of use assets	(9,002)	(472)
Net cash used in operating activities	(120,754)	(97,742)
Cash flows from investing activities:
Purchases of property and equipment	(9,509)	(10,208)
Net cash used in investing activities	(9,509)	(10,208)
Cash flows from financing activities:
Proceeds from the exercise of share options	4	117
Payments of equity issuance costs	(910)	(16)
Net cash (used in) provided by financing activities	(906)	101
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,257	(39,459)
Net decrease in cash, cash equivalents and restricted cash	(125,912)	(147,308)
Cash, cash equivalents and restricted cash, beginning of period	382,761	310,676
Cash, cash equivalents and restricted cash, end of period	$256,849	$163,368

Supplemental non-cash flow information
Property and equipment purchases included in accounts payable and accrued expenses	$1,389	$1,219
Right-of-use assets obtained in exchange for operating lease liabilities	$41,211	$57
Right of use assets terminated and obtained in exchange for operating lease liabilities, net	$(1,110)	$—
Capitalized implementation costs included in accrued expenses	$74	$31
Capitalized share-based compensation	$19	$—

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$256,415	$163,053
Restricted cash	434	315
Total cash, cash equivalents and restricted cash	$256,849	$163,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of the Business
Autolus Therapeutics plc (the “Company”) is a biopharmaceutical company developing next-generation programmed T cell therapies for the treatment of cancer and autoimmune diseases. Using its broad suite of proprietary and modular T cell programming technologies, the Company is engineering precisely targeted, controlled and highly active T cell therapies that are designed to better recognize cancer cells, break down their defense mechanisms and attack and kill these cells. The Company believes its programmed T cell therapies have the potential to be best-in-class and to offer cancer patients substantial benefits over the existing standard of care, including the potential for cure in some patients.
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from its product sales.
The Company has funded its operations primarily with proceeds from the sale of equity securities through public offerings and sales pursuant to the Company's at-the-market facility, government grants, U.K. research and development tax credits and receipts from the U.K.'s Research and Development Expenditure Credit program ("RDEC"), out-licensing arrangements and strategic collaboration agreements.
The Company is a public limited company incorporated under the laws of England and Wales, and qualifies as a “foreign private issuer,” as such term is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, therefore, is not subject to the same requirements that are imposed upon U.S. domestic issuers by the Securities and Exchange Commission (the “SEC”). Effective as of the date of this Quarterly Report on Form 10-Q, the Company has decided to voluntarily file periodic reports, such as annual reports on Form 10-K and quarterly reports on Form 10-Q, and current reports on Form 8-K on U.S. domestic issuer forms, which are more detailed and extensive in certain respects, and which must be filed more promptly, than the forms currently available to foreign private issuers. Although the Company has voluntarily chosen to file periodic reports and current reports on U.S. domestic issuer forms, the Company will maintain its status as a foreign private issuer and is not subject to certain other requirements imposed on U.S. domestic issuers including its officers, directors, and principal shareholders are not subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly owned subsidiaries, Autolus Holdings (UK) Limited, Autolus Limited, Autolus Inc. and Autolus GmbH, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated upon consolidation. The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 20-F for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 7, 2023 (the “Annual Report”).
In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under U.S. GAAP. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. As such, the information included in these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in the Annual Report.

The Company has incurred recurring losses since its inception, including net losses of $45.8 million and $42.8 million for the three months ended September 30, 2023 and 2022, respectively and $131.2 million and $121.9 million for the nine months ended September 30, 2023 and 2022, respectively. The Company had an accumulated deficit of $801.4 million and $670.2 million as of September 30, 2023 and December 31, 2022, respectively. The Company expects to continue to generate operating losses in the foreseeable future. The Company’s inability to raise additional capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. As of the date these unaudited condensed consolidated financial statements are issued, the Company expects that its cash and cash equivalents at September 30, 2023 of $256.4 million will be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements and accordingly they have been prepared on the going concern basis.
Foreign Currency Translation
The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the ultimate parent company, Autolus Therapeutics plc, is Pound Sterling. The functional currency of subsidiary operations is the applicable local currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction.
Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. The Company recorded foreign exchange losses of $1.7 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively, and foreign exchange losses of $0.4 million and $4.4 million for the nine months ended September 30, 2023 and 2022, respectively, which are included in other (expenses) income, net in the unaudited condensed consolidated statements of operations and comprehensive loss.
Use of Estimates
Lease Term—Impact on Right-of-Use Assets and Lease Liabilities
In September 2021, the Company entered into an arrangement for lease with Forge Life Sciences Nominee, an affiliate of the Reef Group, for the design, construction and lease of the Company's new 70,000 square foot commercial manufacturing facility, referred to as, The Nucleus, in Stevenage, United Kingdom. Under this arrangement, the landlord leased the facility to the Company on agreed terms, upon satisfaction of certain conditions and completion of construction. Since November 2022, the landlord has handed over various portions of the facility to the Company until July 31, 2023 when the landlord and the Company accepted practical completion of The Nucleus. The Company was required to pay a pro-rated license fee for each portion of the facility which the Company has been granted access until execution of the lease agreement. As the landlord provided the Company with access to portions of the facility, the definition of a lease in accordance with ASC 842, was met. The lease term can materially impact the value of the right of use assets and lease liabilities recorded on our balance sheet as required under ASC 842.
On September 19, 2023, the Company entered into a 20 year lease agreement with Forge Life Sciences Nominee for The Nucleus. The Company calculated the lease term for The Nucleus by taking into account, the noncancellable period specified in the agreement together with the periods a license fee was payable by the Company to the landlord for portions of The Nucleus handed over to the Company.
Recent Accounting Pronouncements Not Yet Adopted
There are no new accounting pronouncements that have been issued by the Financial Accounting Standards Board, “FASB”, that are applicable to the Company.

Note 3. License Revenue
Revenue comprised of license revenue for the three and nine months ended September 30, 2023, and 2022 and is represented in the table below by geographical location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
License revenue
United Kingdom	$346	$60	$346	$60
United States	$60	$2,309	$1,352	$2,309
Total license revenue	$406	$2,369	$1,698	$2,369
Research, Option and License Agreement with Cabaletta:
On January 9, 2023, the Company entered into an Option and License Agreement (the “Cabaletta Agreement”) with Cabaletta Bio Inc. (“Cabaletta”), pursuant to which the Company granted to Cabaletta a non-exclusive license to research, develop, manufacture, have manufactured, use, and commercialize products incorporating the Company's safety switch technology, “RQR8 technology”. Upon the execution of the Cabaletta Agreement, the Company made available the RQR8 licensed know-how to Cabaletta for a non-refundable license fee of $1.2 million. The Company has no further material performance obligations related to the Cabaletta Agreement.
The Company further granted to Cabaletta the option to expand the rights and licenses granted hereunder to include the research, development, manufacture, use, or commercialization of licensed products up to a predetermined number of target options upon payment of an option exercise fee.
The Company identified the following material promises relating to the granting of a non-exclusive license for research, development, manufacturing and commercialization activities as well as the initial transfer of know-how and information to Cabaletta. The Company determined the option exercise fee is not offered at a significant and incremental discount. Accordingly, the option granted to Cabaletta does not represent a material right and, therefore, is not a performance obligation at the outset of the arrangement. The Company determined that the granting of the research license and the initial transfer of know-how were not distinct from one another and must be combined as a performance obligation, as Cabaletta requires the know-how to derive benefit from the license. Based on these determinations, the Company identified one distinct performance obligation at the inception of the contract.
The Company further determined that the license fee payable constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the one performance obligation. The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation. The Company determined that the performance obligation was recognized at a point-in-time, upon the delivery of the transfer of know-how and research license to Cabaletta. No license revenue was recognized related to the Cabaletta Agreement for the three months ended September 30, 2023. The Company recognized total license revenue of $1.2 million, related to the Cabaletta Agreement for the nine months ended September 30, 2023.
Upon execution of the Cabaletta Agreement, the transaction price included only the $1.2 million non-refundable license fee payable to the Company. The Company may receive further payments upon the exercise of the options for licensed targets, the achievement of certain development and sales milestones, as well as royalty payments based on net sales of each product covered by the licensed intellectual property.
The future milestones, which represent variable consideration, will be evaluated under the most likely amount method, and were not included in the transaction price, as these amounts were fully constrained as of September 30, 2023.
Research, Option and License Agreement with an Investee of Syncona Portfolio Limited
The Company entered into a license agreement with an investee of Syncona Portfolio Limited on September 2, 2020. The terms of the agreement include a non-refundable license fee, payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales. During the three and nine months ended September 30, 2023, Company received variable consideration arising from the achievement of a development milestone amounting to $0.35 million. Consequently, the Company recognized license revenue of $0.35 million (net of foreign exchange differences).

Research, Option and License Agreement with Moderna:
On June 22, 2021, the Company entered into a Research, Option and License Agreement (the “Moderna Agreement”) with ModernaTX, Inc. (“Moderna”), pursuant to which the Company granted to Moderna an exclusive research license to perform research and pre-clinical development activities relating to target sequences with respect to certain of the Company’s research targets and products.
During the three and nine months ended September 30, 2022, Moderna exercised its option, pursuant to the terms of the Moderna Agreement, to license the Company’s proprietary binders against an undisclosed immuno-oncology target for the development and commercialization of mRNA therapeutics resulting in the Company recognizing $2.2 million (net of foreign exchange differences).
The future milestones, which represent variable consideration, will be evaluated under the most likely amount method, and were not included in the transaction price, as these amounts were fully constrained as of September 30, 2023. For further details on the terms and accounting treatment considerations for the Moderna Agreement, please refer to Note 3, "Revenue" to the Company's consolidated financial statements contained in Company's Annual Report filed on March 7, 2023.
Note 4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Research and development claims receivable	$37,111	$24,685
Prepayments	7,535	12,337
VAT receivable	2,327	2,701
Other receivable	2,357	1,469
Deferred cost	1,911	1,494
Other assets	127	203
Accounts receivable	165	121
Total prepaid expenses and other current assets	$51,533	$43,010
Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Lab equipment	$26,362	$31,188
Office equipment	4,416	3,573
Furniture and fixtures	1,982	1,221
Leasehold improvements	12,655	13,583
Assets under construction	18,239	13,186
Less: accumulated depreciation	(29,017)	(27,542)
Total property and equipment, net	$34,637	$35,209

Depreciation expense for the three months ended September 30, 2023 and 2022 was $1.4 million and $1.8 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $4.8 million and $5.7 million, respectively.

Note 6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Research and development costs	$17,863	$26,478
Compensation and benefits	10,169	10,181
Professional fees	2,873	3,745
Other liabilities	483	393
Total accrued expenses and other liabilities	$31,388	$40,797
Note 7. Shareholders’ Equity
Ordinary Shares
Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the Company's board of directors and declared by the shareholders. As of September 30, 2023, the Company has not declared any dividends.
December 2022 Public Offering
In December 2022, the Company completed an underwritten public offering of 81,927,012 ADSs representing 81,927,012 ordinary shares, which includes the partial exercise by the underwriters of an option to purchase an additional 6,927,012 ADSs, at a public offering price of $2.00 per ADS. Aggregate net proceeds to the Company, after underwriting discounts and offering expenses, were $152.4 million.
Restricted stock units
At September 30, 2023, 56,269 ordinary shares underlying restricted stock unit awards have vested, however, these restricted stock unit awards have not been issued and, as such are not included in the calculation of the Company's outstanding shares at September 30, 2023. Subsequent to September 30, 2023, 52,363 ordinary shares underlying restricted stock unit awards have been issued.
Note 8. Share-based Compensation Expense
Share-based compensation expense recorded as research and development expenses, general and administrative expenses and capitalized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,525	$1,831	$4,982	$4,802
General and administrative	1,335	1,506	2,947	3,797
Capitalized	4	—	19	—
Total share-based compensation	$2,864	$3,337	$7,948	$8,599

Note 9. Net loss per share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(45,849)	$(42,767)	$(131,212)	$(121,888)
Net loss attributable to ordinary shareholders - basic and diluted	$(45,849)	$(42,767)	$(131,212)	$(121,888)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	173,984,101	91,240,801	173,890,666	91,028,562
Basic and diluted net loss per ordinary share	$(0.26)	$(0.47)	$(0.75)	$(1.34)
For all periods presented, outstanding but unvested restricted shares and share options have been excluded from the calculation, because their effects would be anti-dilutive. Therefore, the weighted average number of ordinary shares used to calculate both basic and diluted loss per share is the same for all periods presented.
The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2023	2022
Unvested restricted shares and units	264,326	996,927
Share options	14,074,842	10,421,137
Warrants	3,265,306	3,265,306
Total potentially dilutive securities	17,604,474	14,683,370
Note 10. Liability related to future royalties and sales milestones, net
On November 6, 2021, the Company concurrently entered into the following agreements with BXLS V - Autobahn L.P, ("Blackstone"): (i) Strategic Collaboration Agreement (the “Blackstone Collaboration Agreement"), (ii) Securities Purchase Agreement (the “Blackstone Securities Purchase Agreement”), (iii) Warrant Agreement (the “Blackstone Warrant”) and (iv) a Registration Rights Agreement (the “Blackstone Registration Rights Agreement”). The Blackstone Collaboration Agreement, the Blackstone Securities Purchase Agreement, the Blackstone Warrant and the Blackstone Registration Rights Agreement are collectively referred to as the "Blackstone Agreements". The Blackstone Agreements were entered into and in contemplation of one another and, accordingly, the Company assessed the accounting for the Blackstone Agreements in the aggregate. For further details on the terms and accounting treatment considerations for these contracts, please refer to following notes to the Company's consolidated financial statements contained in the Company's Annual Report:
•Note 2, "Summary of significant accounting policies"
•Note 8, “Liability related to future royalties and sales milestones, net”
•Note 9, "Warrants"
•Note 10, "Shareholders' equity"

In November 2021, the upfront payment of $50 million was paid by Blackstone upon execution of the Blackstone Collaboration Agreement. In December 2022, two Blackstone Development Payments were paid by Blackstone of $35 million each as a result of (i) the joint steering committee’s review of the Company’s interim analysis of pivotal FELIX Phase 2 clinical trial of obe-cel in relapsed/refractory (r/r) adult Acute Lymphoblastic Leukemia (ALL) and (ii) achievement of a pre-agreed manufacturing milestone as a result of completion of planned activities demonstrating the performance and qualification of the Company’s obe-cel’s manufacturing process. The remaining $30 million will be payable to the Company on the achievement on certain specified regulatory milestones. The Company considers the achievement of the specified regulatory milestone as probable when actually achieved.
The carrying amount of the Blackstone Collaboration Agreement liability is based on the Company’s estimate of the future royalties and sales milestones to be paid to Blackstone and the Blackstone Development payment to be received over the life of the arrangement as discounted using an effective interest rate. The excess estimated present value of future royalties and sales milestone payments over the initial carrying amount and future Blackstone Development Payments received, is recognized as a cumulative catch-up method within interest expense using the initial effective interest rate. The imputed rate of interest on the unamortized portion of the Blackstone Collaboration Agreement liability was approximately 15.80% as of September 30, 2023 and December 31, 2022, respectively.
On a quarterly basis, the Company assesses the amount and timing of expected royalty and sales milestone payments using a combination of internal projections and forecasts from external sources. To the extent the present value of such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will adjust the amortization of the Blackstone Collaboration Agreement liability using the catch-up method. During the three and nine months ended September 30, 2023, there have been no changes to the estimates used in the determination of the carrying amount of the Blackstone Collaboration Agreement liability.
There are a number of factors that could materially affect the probability, amount and timing of royalty and sales milestone payments to be made by the Company and Blackstone Development payment to be received from Blackstone, respectively, most of which are not within the Company’s control. The Blackstone Collaboration Agreement liability is recognized using significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include regulatory approvals, estimated patient populations, estimated selling price, estimated sales, estimated peak sales and sales ramp, timing of the expected launch and its impact on the royalties as well as the overall probability of a success.
Changes to the Blackstone Collaboration Agreement liability related to future royalties and sales milestones are as follows:

Amount in thousands
Balance at December 31, 2021	$47,016
Proceeds from Blackstone Development Payments received	70,000
Interest expense accrued on liability related to future royalties and sales milestones, net	8,005
Cumulative catch-up adjustment	879
Balance at December 31, 2022	$125,900
Interest expense accrued on liability related to future royalties and sales milestones, net	14,878
Balance at September 30, 2023	$140,778
During the three months ended September 30, 2023 and 2022 interest expense accrued on liability related to future royalties and sales milestones, net amounted to $5.0 million and $1.8 million, respectively. During the nine months ended September 30, 2023 and 2022 interest expense accrued on liability related to future royalties and sales milestones, net amounted to $14.9 million and $5.4 million, respectively.

11. Leases
The Company leases certain office space, laboratory space, and equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present.
Operating Leases
In September 2017, the Company executed an arrangement with Cell Therapy Catapult Limited to lease a manufacturing suite at the Cell and Gene Therapy Catapult manufacturing center in Stevenage, United Kingdom for a term through May 2021, at which time the Company had the option to renew or terminate the lease. The lease had a six-month rent-free period. In December 2018, the Company executed an additional lease arrangement for additional manufacturing space for a term through September 2023, at which time the Company has the option to renew or terminate the lease. In addition, in May 2020, the Company executed an arrangement with Cell Therapy Catapult Limited to lease a manufacturing suite at the Cell and Gene Therapy Catapult manufacturing center in Stevenage, United Kingdom for a term through April 2024. In July 2022, the Company and Cell Therapy Catapult Limited mutually agreed: (i) to extend the lease term of a manufacturing suite leased by the Company from April 2024 to February 2025, and (ii) to reduce the lease term of a different manufacturing suite leased by the Company from July 2024 to June 2023. In March 2023, the Company and Cell Therapy Catapult Limited mutually agreed: (i) to terminate the lease relating to the leased manufacturing suite which originally had a lease term until February 2025, (ii) to extend the lease term of one of the remaining manufacturing suites from June 2023 to August 2024, and (iii) to extend the lease term of a third manufacturing suite leased by the Company from September 2023 to August 2024.
The Company recognized a lease termination loss of $0.1 million for the nine months ended September 30, 2023 related to the manufacturing suite terminated and exited on March 31, 2023. In addition, during the nine months ended September 30, 2023, the Company recognized a loss on disposal on leasehold improvements of $3.8 million arising from the manufacturing suite terminated and exited on March 31, 2023.
In October 2018, the Company executed an agreement to sublease office space in Rockville, Maryland for a term through October 2021. The Company then terminated the sublease in February 2020 and immediately entered into a five-year lease for the same space with the landlord. The lease related to this facility is classified as an operating lease.
In January 2019, the Company executed a lease agreement with Whitewood Media Village GP Limited and Whitewood Media Village Nominee Limited to lease the fifth floor of MediaWorks including laboratory space. In August 2021, MediaWorks became the Company's main corporate headquarters. The lease term is nine years and eleven months with an eighteen-month rent free period at the beginning of the lease term. The Company has the option to terminate the lease in November 2026.
In February 2019, the Company entered into a fifteen-year lease for three manufacturing units in Enfield, United Kingdom with option to terminate the lease in February 2029. In addition to base rent, the Company is obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts. In March 2021, one of the units was split into two separate units and the Company surrendered one of the units. Upon the surrender, the Company recognized a $0.1 million gain in other (expense) income after recognizing a termination fee of $0.2 million. The Company has no further obligations for the surrendered unit and the right of use asset and lease liability which were recorded for this unit have been written off in the relevant period. The Company subleased two of the three units to third parties with lease terms ranging from October, 2021 to February 2029 and October 2026, respectively. The Company is actively seeking to sublease or assign the lease arrangements relating to the final unit. The Company completed an asset impairment analysis of the right-of-use lease concluding the undiscounted cash flows exceeded the carrying value as of September 30, 2023.
In September 2021, the Company entered into an arrangement for lease with the landlord, Forge Life Sciences Nominee, an affiliate of the Reef Group, for the design, construction and lease of a new 70,000 square foot commercial manufacturing facility in Stevenage, United Kingdom. Under this arrangement, the landlord leased the facility, which will be called The Nucleus, to the Company on agreed terms, upon satisfaction of certain conditions and completion of construction. Since November 2022, the landlord has handed over various portions of the facility to the Company until July 31, 2023 when the landlord and the Company accepted practical completion of The Nucleus. The Company is required to pay a pro-rated license fee for each portion of the facility which the Company has been granted access until the execution of a lease agreement. The Company cumulatively contributed $7.5 million as part as of landlord works and tenant contributions towards the lease as of September 30, 2023 resulting in these payments being taken into account in the determination of the right of use asset for this facility. On July 31, 2023, the landlord and its contractors accepted practical completion of The Nucleus. On September 19, 2023, the Company entered into a 20 year lease agreement with the landlord for The Nucleus. The Company made fit-out costs in other areas of the building and will be required to be removed at the end of the lease term. As a result, as of September 30, 2023, the Company has recognized an estimated Asset Retirement Obligation ("ARO") amounting to $0.1 million.

The following table contains a summary of the lease costs recognized under Accounting Standards Update, "ASU" 2016-02 and other information pertaining to the Company’s operating leases for three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	2023	2022	2023	2022
Operating lease costs	$2,061	$1,103	$5,235	$3,542
Variable costs	573	268	657	720
Short term lease costs	227	119	451	231
Total lease costs	$2,861	$1,490	$6,343	$4,493

	Nine Months Ended September 30,
Other information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases (in thousands)	$7,817	$3,740

Weighted-average remaining lease term - operating leases (in years)	15.9 years	5.1 years
Weighted-average discount rate - operating leases	7.44%	7.18%
Future fixed payments for non-cancellable operating leases in effect as of September 30, 2023 are payable as follows (in thousands):

Remainder of 2023	$1,975
2024	8,062
2025	6,625
2026	6,396
2027	6,255
Thereafter	60,424
Total lease payments	89,737
Less: imputed interest	(37,279)
Present value of lease liabilities	$52,458
Sublease Agreements
In October 2021, the Company entered into two separate sublease agreements with two third parties for two manufacturing spaces in Enfield which are currently leased by the Company. The annual lease payments to be received for each of the subleased units are £97,000 and £109,000, over lease terms from October 2021 to February 2029 and October 2021 to October 2026, respectively. In October 2021, the Company received $0.1 million in rental deposits, arising from the sub-lease agreements which have been classified as restricted cash as of September 30, 2023 and December 31, 2022, respectively. Both subleases have been classified as operating leases. The Company recognized the sublease payments on a straight-line basis from the commencement of the sublease agreements.
The following table shows the sublease rental income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Sublease rental income	2023	2022	2023	2022
Sublease rental income (included in other income (expenses), net)	$61	$57	$181	$183
Total sublease rental income	$61	$57	$181	$183

Future fixed receipts for non-cancellable operating subleases in effect as of September 30, 2023 are receivable as follows (in thousands):

Remainder of 2023	$65
2024	$261
2025	$261
2026	$203
2027	$123
Thereafter	$106
Total lease payments receivable	$1,019
Note 12. Commitments and Contingencies
License Agreements
The Company has entered into an exclusive license agreement with UCL Business Ltd, ("UCLB") which has subsequently been amended and restated. In connection with the UCLB license agreement, the Company is required to make annual license payments and may be required to make payments to UCLB upon the achievement of specified milestones. During the three and nine months ended September 30, 2023, less than $0.1 million and $0.2 million was paid or payable to UCLB by the Company, respectively, relating to the income allocable to the value of the sublicensed intellectual property rights.
In November 2019, the Company entered into an exclusive license agreement with Noile-Immune Biotech Inc. ("Noile") under which the Company will have the right to develop CAR T cell therapies incorporating Noile’s PRIME (proliferation-inducing and migration-enhancing) technology. The Company may be obligated to make additional payments to Noile upon the achievement of development milestones and receipt of regulatory approvals product sale milestones, as well as royalty payments based on possible future sales resulting from the utilization of the licensed technology.
In July 2022, the Company renegotiated a master services agreement with Adaptive Biotechnologies Corporation ("Adaptive"), under which Adaptive's assay is used to analyze patient samples from relapsed/refractory B Cell Acute Lymphoblastic Leukemia (rrB-ALL) patients. Under the agreement, the Company is obligated to make specified payments to Adaptive upon the achievement and receipt of certain regulatory approvals and achievement of commercial milestones in connection with the Company's use of the Adaptive assay.
In September 2023, the Company entered into a non-exclusive sublicense agreement with Miltenyi Biotech B.V. & Co. KG ("Miltenyi") under which the Company will have the right to develop, manufacture and use Miltenyi's or affiliates' sublicensed products. Under the agreement, the Company is obligated to make specified payments to Miltenyi upon the achievement of certain regulatory and clinical milestones. The Company recognized $0.4 million in aggregate relating to an upfront license payment and milestone payment which was deemed probable during the three and nine months ended September 30, 2023.
The Company recognizes the regulatory, clinical and commercial milestones when probable. The Company concluded that, as of September 30, 2023, there were no other milestones for which the likelihood of achievement was currently probable relating to either of the UCLB, Noile, Adaptive or Miltenyi contracts.
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any litigation and did not have contingency reserves established for any liabilities as of September 30, 2023 and December 31, 2022.
Capital Commitments
As of September 30, 2023, the Company’s unconditional purchase obligations for capital expenditure totaled $4.2 million and include signed orders for capital equipment and capital expenditure for construction and related expenditure relating to its properties in the United Kingdom and the United States.

Blackstone Strategic Collaboration and Financing Agreement
Refer to Note 10, "Liability related to future royalties and sales milestone, net" for further details to the Blackstone Collaboration Agreement.
Leases
Lease payments under operating leases as of September 30, 2023 and information about the Company’s lease arrangements are disclosed in Note 11, "Leases".
Note 13. Related parties
Blackstone Agreements
In November 2021, the Company concurrently entered into the Blackstone Agreements. Subsequent to the execution of the Blackstone Agreements, Blackstone became a related party of the Company. Blackstone owns more than 10% of the Company's outstanding voting securities and is therefore one of the principal owners of the Company. In addition, Blackstone received and exercised their right to nominate one director to the board of directors of the Company.
As of September 30, 2023, the carrying amount of the Blackstone Collaboration Agreement liability was $140.8 million which included aggregated cumulative non-cash interest expense and cumulative catch-up adjustment of $24.9 million. As of December 31, 2022, the carrying amount of the Blackstone Collaboration Agreement liability was $125.9 million which included aggregated cumulative non-cash interest expense (including cumulative catch-up adjustments), of $10.0 million. Refer to Note 10, "Liability related to sales of future royalties and sales milestone, net" for further details.
Syncona Portfolio Limited
Syncona Portfolio Limited is a related party of the Company as Syncona Portfolio Limited owns more than 10% of the Company's outstanding voting securities and is therefore one of the principal owners of the Company. In addition, the chair of the ultimate parent company of Syncona Portfolio Limited is also a director of the Company.
December 2022 public offering
In connection with the Company’s December 2022 public offering, certain of the Company's related parties purchased the Company's ADSs from the underwriters at the public offering price of $2.00 per ADSs, and on the same terms as other investors in the Company's public offering. The following table summarizes purchases of ADS by the Company's related parties:

Related party	ADSs purchased	Total purchase price (in millions)
Syncona Portfolio Limited (1)	14,000,000	$28.0
Deep Track Capital, LP (2)	15,000,000	30.0
Qatar Investment Authority (3)	15,000,000	30.0
Armistice Capital, LLC (4)	10,000,000	20.0
Entities affiliated with Blackstone (5)	2,500,000	5.0
	56,500,000	$113.0
(1) Syncona Portfolio Limited is a holder of more than 10% of the Company's share capital.
(2) In connection with this transaction, Deep Track Capital, LP became a holder of more than 5% of the Company's share capital.
(3) In connection with this transaction, Qatar Investment Authority became a holder of more than 5% of the Company's share capital.
(4) In connection with this transaction, Armistice Capital, LLC became a holder of more than 5% of the Company's share capital.
(5) Entities affiliated with Blackstone collectively hold more than 10% of the Company's share capital.
Investee of Syncona Portfolio Limited
The Company entered into a license agreement with an investee of Syncona Portfolio Limited on September 2, 2020. In addition, the chair of the ultimate parent company of Syncona Portfolio Limited is also a director of the Company. The terms of the agreement include a non-refundable license fee, payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales. During the three and nine months ended September 30, 2023, Company received variable consideration arising from the achievement of a development milestone amounting to $0.35 million. Consequently, the Company recognized license revenue of $0.35 million (net of foreign exchange differences).

Note 14. Subsequent Events
The Company evaluated subsequent events through November 9, 2023, the date on which these unaudited condensed consolidated financial statements were issued. The Company has concluded that no subsequent event has occurred that requires disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the related notes to those statements included in this Quarterly Report on Form 10-Q. We also recommend that you read our discussion and analysis of financial condition and results of operations together with our audited financial statements and the notes thereto, which appear in our Annual Report on Form 20-F for the year ended December 31, 2022 as filed with the Securities and Exchange Commission, or the SEC on March 7, 2023.
We maintain our books and records in pounds sterling, our results are subsequently converted to U.S. dollars, and we prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, as issued by the Financial Accounting Standards Board, or FASB. All references in this Report on Form 6-K to “$” are to U.S. dollars and all references to “£” are to pounds sterling. Our unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2023 and 2022 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.2657 and £1.00 to $1.1769, respectively. Our consolidated statements of operations and comprehensive loss and cash flows for the nine months ended September 30, 2023 and 2022 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.2439 and £1.00 to $1.2586, respectively. Our unaudited condensed consolidated balance sheet as of September 30, 2023 and audited consolidated balance sheet as of December 31, 2022 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.2201 and £1.00 to $1.2090, respectively. These translations should not be considered representations that any such amounts have been, could have been or could be converted into U.S. dollars at that or any other exchange rate as of that or any other date.
The statements in this discussion and analysis of our financial condition and results of operations regarding our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties set forth in the “Risk Factors” section of our Annual Report, this Quarterly Report and any subsequent reports that we file with the SEC.
Overview
We are a biopharmaceutical company developing next-generation programmed T cell therapies for the treatment of cancer and autoimmune diseases. Using our broad suite of proprietary and modular T cell programming technologies, we are engineering precisely targeted, controlled and highly active T cell therapies that are designed to better recognize target cells, break down their defense mechanisms and attack and kill these cells. We believe our programmed T cell therapies have the potential to be best-in-class and to offer patients substantial benefits over the existing standard of care, including the potential for cure in some patients.
Since our inception, we have incurred significant operating losses. For the nine months ended September 30, 2023 and 2022, we incurred net losses of $131.2 million and $121.9 million, respectively, and had an accumulated deficit of $801.4 million and $670.2 million as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, we had cash and cash equivalents of $256.4 million. Based on our current clinical development plans, we believe our existing cash and cash equivalents will be sufficient to fund our current and planned operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of our unaudited condensed consolidated financial statements.
Recent Developments
Key obecabtagene autoleucel (obe-cel) updates and anticipated milestones:
•Obe-cel in relapsed / refractory (r/r) adult Acute Lymphoblastic Leukemia Acute Lymphoblastic Leukemia (ALL) – The FELIX Study
◦Longer term follow up data and subgroup analysis data to be presented at the American Society of Hematology (ASH) in December 2023, as well as at medical conferences in the first half of 2024.
◦Biologics License Application (BLA) submission for obe-cel is on track to be submitted to the U.S. Food and Drug Administration (FDA) by the end of 2023 and a submission of a Marketing Authorization Application to the European Medicines Agency (EMA) in the first half of 2024.
•Obe-cel in B-cell mediated autoimmune diseases
◦Phase 1 study in refractory systemic lupus erythematosus (SLE) patients is on track to start in early 2024, with initial clinical data expected in late 2024.

Pipeline clinical trials in collaboration with University College London (UCL), updates and anticipated milestones:
•AUTO1/22 in pediatric B-ALL patients – Phase 1 CARPALL Study
◦The data presented at the European Society for Blood and Marrow Transplantation (EBMT) in April 2023 on the AUTO1/22 Phase 1 CARPALL study was published in Blood, in August 2023, entitled ‘CD19/CD22 targeting with co-transduced CAR T-cells to prevent antigen negative relapse after CAR T-cell therapy of B-ALL’.
•AUTO8 in Multiple Myeloma – Phase 1 MCARTY Study
◦AUTO8 is a next-generation product candidate for multiple myeloma, which comprises two CARs for the multiple myeloma targets, BCMA and CD19. In collaboration with UCL, we initiated a study in 2022. Patients continue to be enrolled and initial data is at ASH in December 2023.
•AUTO6NG in Neuroblastoma - Phase 1 MAGNETO Study
◦AUTO6NG contains a CAR that targets GD2 alongside additional programming modules to enhance the activity and persistence. UCL has received Medicines and Health products Regulatory Agency (MHRA) approval for the conduct of a Phase 1 clinical study in children with r/r neuroblastoma. The study will be initiated in Q4 2023.
Key Operational Updates during Q3 2023
◦Our new 70,000 square foot commercial manufacturing facility, The Nucleus, in Stevenage, U.K. has completed process performance qualification and is on track to support the BLA submission for obe-cel. We estimate capacity of approximately 2,000 batches per annum which is anticipated to be sufficient to meet US and EU adult ALL demand.
Components of Our Results of Operations
Grant Income
Grant income consists of proceeds from government research grants used to perform specific research and development activities. We recognize grant income over the period in which we recognize the related costs covered under the terms and conditions of the grant. We have received grants from the U.K. government, which are repayable under certain circumstances, including breach or noncompliance with the terms of the grant. For grants with refund provisions, we review the grant to determine the likelihood of repayment. If the likelihood of repayment of the grant is determined to be remote, then the grant is recognized as grant income. We have concluded that the likelihood of any repayment events included in our current grants is remote.
License Revenue
We account for our revenue pursuant to the provisions of Accounting Standards Codification, or ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”).
We have no products approved for commercial sale and have not generated any revenue from commercial product sales. The total revenue to date has been generated principally from license agreements. As of September 30, 2023, we have entered into various license agreements which included non-refundable upfront license fees, options for future commercial licenses, payments based upon achievement of clinical development and regulatory objectives, payments based upon achievement of certain levels of product sales, and royalties on product sales.
In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

License Fees and Multiple Element Arrangements
If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license at such time as the license is transferred to the licensee and the licensee is able to use, and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligations to determine whether the combined performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Appropriate methods of measuring progress include output methods and input methods. In determining the appropriate method for measuring progress, we consider the nature of the service that we promise to transfer to the customer. When we decide on a method of measurement, we will apply that single method of measuring progress for each performance obligation satisfied over time and will apply that method consistently to similar performance obligations and in similar circumstances.
Customer Options
If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options that are not determined to be material rights are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. We evaluate the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on any identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised.
Contingent Research Milestone Payments
ASC Topic 606 constrains the amount of variable consideration included in the transaction price in that either all, or a portion, of an amount of variable consideration should be included in the transaction price. The variable consideration amount should be included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The assessment of whether variable consideration should be constrained is largely a qualitative one that has two elements: the likelihood of a change in estimate, and the magnitude thereof. Variable consideration is not constrained if the potential reversal of cumulative revenue recognized is not significant, for example.
If the consideration in a contract includes a variable amount, we will estimate the amount of consideration in exchange for transfer of promised goods or services. The consideration also can vary if our entitlement to the consideration is contingent on the occurrence or non-occurrence of a future event. We consider contingent research milestone payments to fall under the scope of variable consideration, which should be estimated for revenue recognition purposes at the inception of the contract and reassessed ongoing at the end of each reporting period.
We assess whether contingent research milestones should be considered variable consideration that should be constrained and thus not part of the transaction price. This includes an assessment of the probability that all or some of the milestone revenue could be reversed when the uncertainty around whether or not the achievement of each milestone is resolved, and the amount of reversal could be significant.
U.S. GAAP provides factors to consider when assessing whether variable consideration should be constrained. All of the factors should be considered, and no factor is determinate. We consider all relevant factors.
Royalty Revenue
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Operating Expenses
Research and Development Expenses
Research and development expenses consist of costs incurred in connection with the research and development of our product candidates, which are partially offset by U.K. research and development expenditure tax credits provided by His Majesty’s Revenue & Customs, or HMRC. We expense research and development costs as incurred. These expenses include:
•expenses incurred under agreements with contract research organizations (CROs), as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
•manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials;
•employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in research and development functions;
•expenses incurred for outsourced professional scientific development services;
•costs for laboratory materials and supplies used to support our research activities;
•allocated facilities costs, depreciation and other expenses, which include rent and utilities; and
•upfront, milestone and management fees for maintaining licenses under our third-party licensing agreements.
We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers.
Our direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants and CROs in connection with our preclinical development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under license agreements. We do not allocate employee costs or facility expenses, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to oversee research and development as well as for managing our preclinical development, process development, manufacturing and clinical development activities.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next few years as we increase personnel costs, initiate and conduct additional clinical trials and prepare regulatory filings related to our product candidates. We also expect to incur additional expenses related to milestone, royalty payments and maintenance fees payable to third parties with whom we have entered into license agreements to acquire the rights related to our product candidates.
The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from sales of any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with development and commercialization activities, including the uncertainty of:
•the scope, progress, outcome and costs of our clinical trials and other research and development activities, including establishing an appropriate safety profile with IND-directed studies;
•successful patient enrollment in, and the initiation and completion of, clinical trials;
•the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial manufacturing;
•obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•significant and changing government regulation;
•launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•maintaining a continued acceptable safety profile of the product candidates following approval; and
•significant competition and rapidly changing technologies within the biopharmaceutical industry.

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA, the EMA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. Commercialization of our product candidates can take several years and millions of dollars in development costs.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, related benefits, travel and share-based compensation expense for personnel in executive, finance, legal and other administrative functions. General and administrative expenses also include allocated facility-related costs, patent filing and prosecution costs and professional fees for marketing, insurance, legal, consulting, and accounting and audit services.
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the planned development of our product candidates. Additionally, if we believe a regulatory approval of one of our product candidates appears likely, we anticipate an increase in payroll and third-party expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidate.
We have experienced, and expect to continue to experience, increased expense with being a public company, including increased accounting, audit, legal, regulatory and compliance costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer insurance premiums, as well as higher investor and public relations costs.
Loss on disposal of property and equipment
Loss on disposal of property and equipment primarily consists of losses arising from the disposal of all categories of property and equipment.
Impairment of operating lease right-of-use assets and related property and equipment
Impairment of operating lease right-of-use assets and related property and equipment consists primarily of impairment losses arising from the impairment of leased properties and leasehold improvements that are currently not be utilized by us.
Other expenses, net
Other income, net consists primarily of foreign currency transaction gains and losses, sublease income and gains or losses arising from the termination of leases. Other expense consists primarily of foreign currency transaction losses.
Interest Income
Interest income consists primarily of interest received from banks and money market funds on our cash and cash equivalents balances. We invest funds in a variety of short-term interest-bearing instruments.
Interest Expense
Interest expense consists primarily of non-cash interest expense arising from amortization of the liability related to future royalties and sales milestones, pursuant to our Collaboration Agreement with Blackstone, using the effective interest rate method. On a quarterly basis, we assess the expected present value of the future Blackstone Development Payments under the Blackstone Collaboration Agreement which may be received by us and future royalties and sales milestone payments to Blackstone which may be paid by us. To the extent the amount or timing of such receipts or payments is materially different than our previous estimates we record a cumulative catch-up adjustment to the liability related to future royalties and sales milestones. The adjustment to the carrying amount is recognized as an adjustment to finance expense in the period in which the change in estimate occurred.
Income Tax Benefit
We are subject to corporate taxation in the United Kingdom, United States, Germany and Switzerland. Due to the nature of our business, we have generated losses since inception. Our income tax benefit recognized represents the sum of the research and development tax credits recoverable in the United Kingdom and income tax payable in the United States.

As a company that carries out extensive research and development activities, we benefit from the U.K. research and development tax credit regime under the scheme for small or medium-sized enterprises, or SMEs, and also claim a Research and Development Expenditure Credit, or RDEC, to the extent that our projects are grant funded. Under the SME regime, we are able to surrender some of our trading losses that arise from our qualifying research and development activities for a cash rebate of up to 33.35% of such qualifying research and development expenditure. The U.K. government recently enacted changes which reduce the potential cash rebate under the SME regime to 18.6% for qualifying expenditure incurred on or after April 1, 2023. Additionally, the U.K Government announced but has not yet enacted further changes to the SME regime which include the introduction of a new rate for R&D intensive companies of 27% (which we currently expect to qualify for) and comes into effect for expenditure incurred after April 1, 2023. We have not accounted for these latest changes in our financial statements as they have not yet been enacted.
The net tax benefit of the RDEC reflected in our unaudited condensed consolidated financial statements was 10.5% for each of the nine months ended September 30, 2023 and 2022. Following recent proposed changes by the U.K. government the net tax benefit of the RDEC for qualifying expenditure incurred on or after April 1, 2023 has been increased to 15%. We currently meet the conditions of the SME regime, but also can make claims under the RDEC regime to the extent that our projects are grant funded. We may not be able to continue in the future to qualify as a small or medium-sized enterprise under the SME regime, based on size criteria concerning employee headcount, turnover and gross assets. If we cease to qualify under the SME regime, we may make a claim under the RDEC regime. It should be noted, however, that the types of qualifying expenditure in respect of which we may make claims under the RDEC regime are more restricted than under the SME regime (for example, it may be the case that certain subcontracted costs in respect of which claims may be made under the SME regime do not qualify for relief under the RDEC regime).
Un-surrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $320.8 million as of December 31, 2022. No deferred tax assets are recognized on our U.K. losses because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses. We carry a $2.6 million deferred tax asset balance related to the U.S. entity. For the nine months ended September 30, 2023, we have recorded a valuation allowance against the net deferred tax asset where the recoverability due to future taxable profits is unknown. On April 1, 2023 the main rate of the U.K. corporation tax was increased to 25% for companies with profits in excess of £250,000, or the small profits rate of 19% for companies with profits of £50,000 or less (with marginal relief from the main rate available to companies with profits between £50,000 and £250,000).
In the event we generate revenues in the future, we may benefit from the United Kingdom “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%.
Value Added Tax, or VAT, is broadly charged on all taxable supplies of goods and services by VAT-registered businesses. Under current rates, an amount of 20% of the value, as determined for VAT purposes, of the goods or services supplied is added to all sales invoices and is payable to HMRC. Similarly, VAT paid on purchase invoices is generally reclaimable from HMRC.

Results of Operations
Comparison of Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023, and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
License revenue	$406	$2,369	$(1,963)
Operating expenses:
Research and development	(37,237)	(37,632)	395
General and administrative	(10,611)	(8,231)	(2,380)
Impairment of operating lease right-of-use assets and related property and equipment	(382)	—	(382)
Total operating expenses, net	(47,824)	(43,494)	(4,330)
Other expenses, net	(1,597)	(3,740)	2,143
Interest income	3,646	165	3,481
Interest expense	(5,014)	(1,850)	(3,164)
Total other expense, net	(2,965)	(5,425)	2,460
Net loss before income tax	(50,789)	(48,919)	(1,870)
Income tax benefit	4,940	6,152	(1,212)
Net loss attributable to ordinary shareholders	$(45,849)	$(42,767)	$(3,082)
License Revenue
License revenue amounting to $0.4 million for the three months ended September 30, 2023 primarily relates to revenue recognized arising from an existing license agreement with an investee of Syncona Portfolio Limited, which is a holder of more than 10% of our share capital. License revenue amounting to $2.4 million for the three months ended September 30, 2022 primarily relates to ModernaTX Inc. ("Moderna") exercising its option to license certain of our technology.
The following tables provide additional detail on our research and development expenses (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Direct research and development expenses
B cell malignancies (Obe-cel, AUTO1/22 & AUTO3)	$4,779	$13,487	$(8,708)
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	761	398	363
Total direct research and development expense	$5,540	$13,885	$(8,345)

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	$15,603	$13,859	1,744
Indirect research and development expense	16,094	9,888	6,206
Total research and development expenses	$37,237	$37,632	$(395)

Research and development expenses decreased by $0.4 million to $37.2 million for the three months ended September 30, 2023 from $37.6 million for the three months ended September 30, 2022 primarily due to:
•a decrease of $4.8 million in clinical costs and manufacturing costs primarily relating to our obe-cel clinical product candidate,
•a decrease of $0.5 million in depreciation and amortization related to property, plant and equipment and intangible assets,
•a decrease of $0.5 million in professional consulting and legal fees in relation to our research and development activities,
•a decrease of $0.2 million related to general office expenses, offset by:
•an increase of $3.2 million in facilities costs related to our new manufacturing facility, The Nucleus, in Stevenage, United Kingdom as well as increases in costs related to maintaining our current leased properties,
•an increase of $1.7 million in salaries and other employment related costs including share-based compensation expense, which was mainly driven by an increase in the number of employees engaged in research and development activities, and
•an increase of $0.7 million related to information technology infrastructure and support for information systems related to our new manufacturing facility.
General and Administrative Expenses
General and administrative expenses increased by $2.4 million to $10.6 million for the three months ended September 30, 2023 from $8.2 million for the three months ended September 30, 2022 primarily due to:
•an increase of $2.0 million in salaries and other employment related costs including share-based compensation expenses, which was mainly driven by an increase in the number of employees engaged in general and administrative activities,
•an increase of $0.4 million related to information technology infrastructure and support for information systems related to the conduct of corporate and commercial operations,
•an increase of $0.3 million in facility costs due to the increase in space utilized for general and administrative activities and related to general office expense,
•an increase of $0.1 million in depreciation and amortization related to property and equipment and intangible assets, offset by:
•a decrease of $0.2 million primarily related to a reduction in directors' and officers' liability insurance premiums, legal and professional fees, and
•a decrease of $0.2 million in costs related to commercial-stage readiness activities.
Impairment of operating lease right-of-use assets and related property and equipment
For the three months ended September 30, 2023, we recognized an impairment loss on operating lease right-of-use assets and related property and equipment of $0.4 million related to a leased property in Stevenage, United Kingdom. There was no impairment recognized for the three months ended September 30, 2022.
Other expenses, net
Other expenses, net decreased to $1.6 million for the three months ended September 30, 2023 from $3.7 million for the three months ended September 30, 2022. The decrease of $2.1 million is primarily due to lower foreign exchange losses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Interest income
Interest income increased to $3.6 million for the three months ended September 30, 2023, as compared to $0.2 million for the three months ended September 30, 2022. The increase in interest income of $3.4 million primarily relates to increase in yield and also higher account balances associated with our cash and cash equivalents during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Interest expense
Interest expense increased to $5.0 million for the three months ended September 30, 2023 as compared to $1.9 million for the three months ended September 30, 2022. Interest expense increased by $3.1 million primarily due to an increase in the balance of the liability for future royalties and sales milestones, net associated with our Collaboration Agreement with Blackstone.

Income Tax Benefit
Income tax benefit decreased by $1.2 million to $4.9 million for the three months ended September 30, 2023 from $6.2 million for the three months ended September 30, 2022 due to a combination of a decrease in qualifying research and development expenditures, a reduction in effective tax rate related to the U.K. research and development tax credit regime under the scheme for SMEs, partially offset by an adjustment arising from the finalization of our prior year tax returns.
Comparison of Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023, and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Grant income	$—	$166	$(166)
License revenue	1,698	2,369	(671)
Operating expenses:
Research and development	(105,323)	(109,806)	4,483
General and administrative	(31,017)	(24,487)	(6,530)
Loss on disposal of property and equipment	(3,791)	—	(3,791)
Impairment of operating lease right-of-use assets and related property and equipment	(382)	—	(382)
Total operating expenses, net	(138,815)	(131,758)	(7,057)
Other expenses, net	(333)	(4,214)	3,881
Interest income	10,495	282	10,213
Interest expense	(14,939)	(5,448)	(9,491)
Total other expense, net	(4,777)	(9,380)	4,603
Net loss before income tax	(143,592)	(141,138)	(2,454)
Income tax benefit	12,380	19,250	(6,870)
Net loss attributable to ordinary shareholders	$(131,212)	$(121,888)	$(9,324)
Grant Income
There was no grant income recognized for the nine months ended September 30, 2023 as compared to $0.2 million in reimbursable expenditures for the same period in the prior year.
License Revenue
License revenue decreased by $0.7 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we recognized $1.7 million relating to the execution of the Option and License Agreement with Cabaletta Bio Inc., which included recognition of a non-refundable license fee and license revenue from an investee of Syncona Portfolio Limited, which is a holder of more than 10% of our share capital. During the nine months ended September 30, 2022, license revenue of $2.4 million primarily related to Moderna exercising its option to license certain of our intellectual property.

Research and Development Expenses
The following tables provide additional detail on our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Direct research and development expenses
B cell malignancies (Obe-cel, AUTO1/22 & AUTO3)	$12,933	$34,880	$(21,947)
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	2,304	2,046	258
Total direct research and development expense	$15,237	$36,926	$(21,689)

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	$46,485	$40,349	$6,136
Indirect research and development expense	43,601	32,531	11,070
Total research and development expenses	$105,323	$109,806	$(4,483)
Research and development expenses decreased by $4.5 million to $105.3 million for the nine months ended September 30, 2023 from $109.8 million for the nine months ended September 30, 2022 primarily due to:
•a decrease of $15.5 million in clinical costs and manufacturing costs primarily relating to our obe-cel clinical product candidate,
•a decrease of $1.2 million in depreciation and amortization related to property, plant and equipment and intangible assets,
•a decrease of $1.1 million in legal fees and professional consulting fees in relation to our research and development activities,
•a decrease of $0.1 million related to general office expense,
•a decrease of $0.1 million in material transportation costs, offset by:
•an increase of $6.1 million in salaries and other employment related costs including share-based compensation expense, which was mainly driven by an increase in the number of employees engaged in research and development activities,
•an increase of $5.2 million in facilities costs related to our new manufacturing facility, The Nucleus, in Stevenage, United Kingdom as well as increases in costs related to maintaining our current leased properties, and
•an increase of $2.2 million related to information technology infrastructure and support for information systems related to our new manufacturing facility.
General and Administrative Expenses
General and administrative expenses increased by $6.5 million to $31.0 million for the nine months ended September 30, 2023 from $24.5 million for the nine months ended September 30, 2022 primarily due to:
•an increase of $3.9 million in salaries and other employment related costs including share-based compensation expenses, which was mainly driven by an increase in the number of employees engaged in general and administrative activities,
•an increase of $2.0 million in commercial readiness costs due to increased commercial readiness activities being undertaken,
•an increase of $0.5 million related to information technology infrastructure and support for information systems related to the conduct of corporate and commercial operations,
•an increase of $0.4 million in facility costs due to the increase in space utilized for general and administrative activities and related to general office expenses,
•an increase of $0.2 million in depreciation and amortization related to property, plant and equipment and intangible assets, offset by:
•a decrease of $0.5 million primarily related to a reduction in directors' and officers' liability insurance premiums, legal and professional fees.
Loss on disposal of property and equipment
For the nine months ended September 30, 2023, we recognized a loss on disposal of property and equipment of $3.8 million related to fixed assets no longer being utilized in the manufacturing facility exited in Stevenage, United Kingdom and in a leased property in Stevenage, United Kingdom. There were no such disposals for the nine months ended September 30, 2022.

Impairment of operating lease right-of-use assets and related property and equipment
For the nine months ended September 30, 2023, we recognized an impairment loss on operating lease right-of-use assets and related property and equipment of $0.4 million related to a leased property in Stevenage, United Kingdom. There was no impairment recognized for the nine months ended September 30, 2022.
Other expenses, net
Other expenses, net decreased to $0.3 million for the nine months ended September 30, 2023 from $4.2 million for the nine months ended September 30, 2022. The decrease of $3.9 million is primarily due to lower foreign exchange losses of $4.1 million, offset by a lease termination loss of $0.1 million and an increase of other expenses of $0.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Interest Income
Interest income increased to $10.5 million for the nine months ended September 30, 2023, as compared to $0.3 million for the nine months ended September 30, 2022. The increase in interest income of $10.2 million primarily relates to increase in yield and higher account balances associated with our cash and cash equivalents during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Interest Expense
Interest expense increased to $14.9 million for the nine months ended September 30, 2023 as compared to $5.4 million for the nine months ended September 30, 2022. Interest expense increased by $9.5 million primarily due to an increase in the balance of the liability for future royalties and sales milestones, net associated with our Collaboration Agreement with Blackstone.
Income Tax Benefit
Income tax benefit decreased by $6.9 million to $12.4 million for the nine months ended September 30, 2023 from $19.3 million for the nine months ended September 30, 2022 due to a decrease in qualifying research and development expenditures and the reduction in effective tax rate related to the U.K. research and development tax credit regime under the scheme for SMEs, partially offset by an adjustment arising from the finalization of our prior year tax returns.
Liquidity and Capital Resources
Since our inception, we have not generated any commercial product revenue and have incurred operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and seek regulatory approval and pursue commercialization of any approved product candidates. We expect that our research and development and general and administrative expenses may increase in connection with our planned research, clinical development and potential commercialization activities. As a result, we will need significant additional capital to fund our operations until such time as we can generate significant revenue from product sales.
We do not currently have any approved products and have never generated any commercial revenue from product sales. We have funded our operations to date primarily with proceeds from government grants, sales of our equity securities, through public offerings and sales pursuant to our at-the-market facility, reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC scheme, out-licensing arrangements and strategic collaboration agreements. From our inception in 2014 through September 30, 2023, we have raised an aggregate of $1.1 billion from these capital sources.
As of September 30, 2023, we had cash and cash equivalents of $256.4 million.

Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(120,754)	$(97,742)
Net cash used in investing activities	(9,509)	(10,208)
Net cash (used in) provided by financing activities	(906)	101
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,257	(39,459)
Net decrease in cash, cash equivalents and restricted cash	$(125,912)	$(147,308)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2023, operating activities used $120.8 million of cash, resulting from our net loss of $131.2 million, and net cash used resulting from changes in our operating assets and liabilities of $20.5 million, partially offset by non-cash charges of $31.0 million. Net cash used in operating activities resulting from changes in our operating assets and liabilities for the nine months ended September 30, 2023 consisted primarily of decreases in accrued expenses and other liabilities of $6.8 million, a $9.0 million decrease in current and non-current operating lease liabilities, net of operating lease right of use assets, and a net increase of $5.7 million in prepaid expenses and other current and non-current assets, offset by an increase in accounts payable of $0.1 million and a decrease in long-term deposits of $0.9 million.
During the nine months ended September 30, 2022, operating activities used $97.7 million of cash, resulting from our net loss of $121.9 million, and net cash used resulting from changes in our operating assets and liabilities of $5.6 million, partially offset by non-cash charges of $29.8 million. Net cash used in operating activities resulting from changes in our operating assets and liabilities for the nine months ended September 30, 2022 consisted primarily of a $20.5 million increase in prepaid expenses and other current and non-current assets and an increase in accrued expenses and other liabilities of $15.5 million. This cash used was offset by a decrease in accounts payable of $0.1 million and a $0.5 million decrease in right of use assets from amortization and operating lease liabilities, net.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2023 and 2022, we used $9.5 million and $10.2 million, respectively, of cash in investing activities, all of which consisted of purchases of property and equipment. Property and equipment purchased during the nine months ended September 30, 2023 related primarily to assets under construction associated with the fit-out of our Nucleus manufacturing facility.
Net Cash (used in) provided by Financing Activities
During the nine months ended September 30, 2023, net cash used in financing activities primarily relates to payments of issuance costs relating to prior financings of $0.9 million. During the nine months ended September 30, 2022 net cash provided by financing activities of $0.1 million primarily relates to proceeds received from the exercise of share options.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue pre-commercial readiness activities for obe-cel, complete the qualification of our new commercial manufacturing facility and advance the preclinical activities and clinical trials of our product candidates. Our expenses will increase as we:
•seek regulatory approvals for obe-cel or any other product candidates that successfully complete preclinical and clinical trials;
•establish a sales, marketing and distribution infrastructure in anticipation of commercializing of any product candidates for which we may obtain marketing approval and intend to commercialize on our own or jointly;
•hire additional clinical, medical and development personnel;
•expand our infrastructure and facilities to accommodate our growing employee base; and
•maintain, expand and protect our intellectual property portfolio.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, external research and development services, laboratory and related supplies, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support the development of our product candidates.
Based on our current clinical development plans, we believe our current cash and cash equivalents will be sufficient to fund our current and planned operating expenses and capital expenditure requirements for at least the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for obe-cel or any of our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the scope, progress, outcome and costs of our clinical trials and other research and development activities;
•the costs, timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•the costs and timing of hiring new employees to support our continued growth;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•the extent to which we in-license or acquire additional product candidates or technologies.
Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC scheme, out-licensing arrangements, or strategic collaboration agreements. To the extent that we raise additional capital through the sale of equity, the ownership interest of existing shareholders will be diluted. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, "U.S. GAAP". The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
Below we have included an update to our significant judgements and accounting estimates from those included in our Annual Report.

Lease Term—Impact on Right-of-Use Assets and Lease Liabilities
In September 2021, we entered into an arrangement for lease with the landlord, Forge Life Sciences Nominee, an affiliate of the Reef Group, for the design, construction and lease of our new 70,000 square foot commercial manufacturing facility, referred to as, The Nucleus, in Stevenage, United Kingdom. Under this arrangement, the landlord leased the facility to us on agreed terms, upon satisfaction of certain conditions and completion of construction. Beginning in November 2022, the landlord handed over various portions of the facility to us; on July 31, 2023, the landlord confirmed practical completion of The Nucleus. We were required to pay a pro-rated license fee for each portion of the facility which we were granted access until execution of the lease agreement. As the landlord provided us with access to portions of the facility, the definition of a lease in accordance with ASC 842, was met. The lease term can materially impact the value of the right of use assets and lease liabilities recorded on our balance sheet as required under ASC 842.
On September 19, 2023, we entered into a 20-year lease agreement with Forge Life Sciences Nominee for The Nucleus. We calculated the lease term for The Nucleus by taking into account, the noncancellable period specified in the agreement together with the periods a license fee was payable by us to the landlord for portions of The Nucleus handed over to us. The foregoing description of the Nucleus lease is qualified in its entirety by the lease itself, which is filed herewith.
JOBS Act
The Jumpstart Our Business Startups Act, or the JOBS Act, provides that, among other things, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. As an emerging growth company, we have irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for implementation of new or revised accounting standards and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth public companies until the date we are no longer an emerging growth company.
We also currently rely on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.
As of December 31, 2023, we will no longer be an emerging growth company. As a result, we will no longer be able to take advantage of reduced disclosure and other obligations that are available to emerging growth companies after that date.
Recent Accounting Pronouncements Not Yet Adopted
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included in in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business, which are principally limited to interest rate fluctuations and foreign currency exchange rate fluctuations. We maintain significant amounts of cash that are in excess of federally insured limits in various currencies, placed with one or more financial institutions for varying periods according to expected liquidity requirements.
Interest Rate Risk
    As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $256.4 million and $382.4 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. and U.K. bank interest rates. Our surplus cash have been invested in interest-bearing savings and money market funds from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and we, therefore, do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of September 30, 2023 and December 31, 2022, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt. The Blackstone Collaboration Liability has a fixed effective interest rate and is not subject to any fluctuations due to interest rate risk.
Foreign Currency Exchange Risk
    We maintain our consolidated financial statements in our functional currency, which is pounds sterling. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. We recorded foreign exchange losses of $1.7 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively, and foreign exchange losses of $0.4 million and $4.4 million for the nine months ended September 30, 2023 and 2022, respectively, which are included in other (expenses) income, net in the unaudited condensed consolidated statements of operations and comprehensive loss.
For financial reporting purposes, our consolidated financial statements are prepared using the functional currency and translated into the U.S. dollar. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated based on historical exchange rates. Translation adjustments are not included in determining net income (loss) but are included in foreign exchange adjustment to accumulated other comprehensive income (loss), a component of shareholders’ equity.
We do not currently engage in currency hedging activities in order to reduce our currency exposure, but we may begin to do so in the future. Instruments that may be used to hedge future risks may include foreign currency forward and swap contracts. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of September 30, 2023.
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2023.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under the Exchange Act) occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.
Our business has significant risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in Part I, Item 3D “Risk Factors” of our Annual Report on Form 20-F for the year ended December 31, 2022 (the “Annual Report”), before deciding whether to invest in our share capital. These are not the only risks facing our business. Other risks and uncertainties that we are not currently aware of or that we currently consider immaterial also may materially adversely affect our business, financial condition and future results. Risks we have identified but currently consider immaterial could still also materially adversely affect our business, financial condition and future results of operations if our assumptions about those risks are incorrect or if circumstances change.
There were no material changes during the period covered in this Quarterly Report to the risk factors previously disclosed in Part I, Item 3D of the Annual Report, except as follows:
We expect to incur additional costs and expenses due to our decision to voluntarily comply with certain U.S. domestic issuer reporting obligations before we are required to do so.
We are currently a “foreign private issuer,” as such term is defined in Rule 405 under the U.S. Securities Act of 1933, as amended, or the Securities Act, and are not subject to the same requirements that are imposed upon U.S. domestic issuers by the SEC. Effective as of the date of this Quarterly Report on Form 10-Q, we have decided to voluntarily file periodic reports, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K on U.S. domestic issuer forms, which are more detailed and extensive in certain respects, and which must be filed more promptly, than the forms currently available to foreign private issuers. The regulatory and compliance costs to us voluntarily complying with U.S. domestic issuer reporting obligations will be more than the costs incurred reporting as a foreign private issuer.
We will no longer qualify as an “emerging growth company” as of December 31, 2023 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies.
We are currently an “emerging growth company” as defined in the JOBS Act and we have taken advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory shareholder votes on executive compensation and shareholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in our periodic reports. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.
Because five fiscal years has passed since our initial public offering, we will lose our status as an “emerging growth company” as of December 31, 2023. We will become a “non-accelerated filer” beginning with the filing of our Annual Report on Form 10-K for the year ending December 31, 2023. We expect that the loss of our “emerging growth company” status and our compliance with the additional requirements that we were previously exempt from as an “emerging growth company” will increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our ADSs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit number	Description
3.1	Articles of Association of Autolus Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form F-1 (file no: 333-224720))
10.1*†
Lease Agreement, dated September 19, 2023, between Forge Life Sciences Nominee I Limited and Forge Life Sciences Nominee 2 Limited, Autolus Limited and Autolus Therapeutics plc relating to The Nucleus Marshgate, Stevenage

10.2*†	Amendment 2 to Supply Agreement, dated as of September 27, 2023, by and between Autolus Limited and Miltenyi Biotec B.V. & Co. KG.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**
This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Certain portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Autolus Therapeutics plc

Date:	November 9, 2023	By:	/s/ Christian Itin
			Name	Christian Itin, Ph.D.
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2023	By:	/s/ Robert Dolski
			Name	Robert Dolski
			Title:	Chief Financial Officer
(Principal Financial Officer)