Form 10-Q
period 2024-03-31
Autolus Therapeutics plc
filed 2024-05-17
CIK 1730463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “an emerging growth company” in Rule 12b-2 of the
Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 13, 2024, the registrant had 266,036,128 ordinary shares (including shares in form of ADSs), par value $0.000042 per share, outstanding.

EXPLANATORY NOTE

Autolus Therapeutics plc (the “Company”) qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

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
•the timing or likelihood of regulatory filings and approvals for our product candidates, along with regulatory developments in the United States, European Union (“EU”), the United Kingdom (“U.K.”) and other foreign countries;
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
Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including, without limitation, risks, uncertainties and assumptions regarding the impact of worsening macroeconomic events, including changes in inflation and interest rates and unfavorable general market conditions and the impacts of the war in Ukraine, the conflict between Hamas and Israel, and global geopolitical tensions, on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Except as required by law, we do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances.

PART I - FINANCIAL INFORMATION
Item 1. Financial statements
AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	Note	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents		$758,529	$239,566
Restricted cash		1,015	769
Prepaid expenses and other current assets	7	44,754	34,967
Total current assets		804,298	275,302
Non-current assets:
Property and equipment, net	8	33,414	34,862
Prepaid expenses and other non-current assets		328	380
Long-term deposits		975	983
Operating lease right-of-use assets, net		59,126	60,791
Deferred tax asset		3,295	3,063
Total assets		$901,436	$375,381
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		$1,399	$103
Accrued expenses and other liabilities	9	37,768	39,581
Operating lease liabilities, current		4,818	5,053
Total current liabilities		43,985	44,737
Non-current liabilities:
Operating lease liabilities, non-current		46,518	47,914
Liabilities related to future royalties and milestones, net	12	228,494	170,899
Other long-term payables		409	357
Total liabilities		319,406	263,907

Commitments and contingencies	14

Shareholders' equity:
Ordinary shares, $0.000042 par value; 290,909,783 shares authorized as of March 31, 2024 and December 31, 2023; 265,928,023 and 174,101,361, shares issued at March 31, 2024 and December 31, 2023; 265,998,026 and 174,158,985, outstanding at March 31, 2024 and December 31, 2023, respectively		12	8
Deferred shares, £0.00001 par value; 34,425 shares authorized, issued and outstanding at March 31, 2024 and December 31, 2023		—	—
Deferred B shares, £0.00099 par value; 88,893,548 shares authorized, issued and outstanding at March 31, 2024 and December 31, 2023		118	118
Deferred C shares, £0.000008 par value; 1 share authorized, issued and outstanding at March 31, 2024 and December 31, 2023		—	—
Additional paid-in capital		1,542,086	1,018,902
Accumulated other comprehensive loss		(28,934)	(28,992)
Accumulated deficit		(931,252)	(878,562)
Total shareholders' equity		582,030	111,474
Total liabilities and shareholders' equity		$901,436	$375,381
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

		Three Months Ended March 31,
	Note	2024	2023
License revenue	3	$10,091	$1,292
Operating expenses:
Research and development		(30,671)	(27,388)
General and administrative		(18,177)	(9,284)
Loss on disposal of property and equipment		—	(3,768)
Total operating expenses, net		(38,757)	(39,148)
Other (expenses) income, net		(1,605)	782
Interest income		6,933	3,446
Interest expense	4	(19,269)	(4,905)
Total other expense, net		(13,941)	(677)
Net loss before income tax		(52,698)	(39,825)
Income tax benefit		8	14
Net loss		(52,690)	(39,811)
Other comprehensive income (loss):
Foreign currency exchange translation adjustment		58	5,641
Total comprehensive loss		$(52,632)	$(34,170)

Basic and diluted net loss per ordinary share	5	$(0.24)	$(0.23)
Weighted-average basic and diluted ordinary shares	5	222,170,707	173,825,825
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share amounts)

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	174,101,361	$8	34,425	$—	88,893,548	$118	1	$—	$1,018,902	$(28,992)	$(878,562)	$111,474
Issuance of ordinary shares, net of issuance costs	91,666,669	4	—	—	—	—	—	—	520,613	—	—	520,617
Share-based compensation expense	—	—	—	—	—	—	—	—	2,286	—	—	2,286
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	57,524	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	102,469	—	—	—	—	—	—	—	285	—	—	285
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	—	—	—	—	(52,690)	(52,690)
Balance at March 31, 2024	265,928,023	$12	34,425	$—	88,893,548	$118	1	$—	$1,542,086	$(28,934)	$(931,252)	$582,030

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	173,074,510	$8	34,425	$—	88,893,548	$118	1	$—	$1,007,625	$(38,898)	$(670,179)	$298,674
Share-based compensation expense	—	—	—	—	—	—	—	—	2,416	—	—	2,416
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	5,641	—	5,641
Net loss	—	—	—	—	—	—	—	—	—	—	(39,811)	(39,811)
Balance at March 31, 2023	173,074,510	$8	34,425	$—	88,893,548	$118	1	$—	$1,010,041	$(33,257)	$(709,990)	$266,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(52,690)	$(39,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,806	1,899
Share-based compensation net of amounts capitalized	2,284	2,408
Interest expense accrued on liabilities related to future royalties and milestones, net	19,260	4,905
Foreign exchange differences	1,675	(2,985)
Non-cash operating lease expense	1,136	928
Loss on termination of operating lease	—	95
Loss on disposal of property and equipment	—	3,789
Deferred income tax	(232)	(195)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(10,187)	(5,889)
Decrease in prepaid expenses and other non-current assets	77	1,797
Decrease in long-term deposits	—	51
Increase (decrease) in accounts payable	1,318	(227)
Decrease in accrued expenses and other liabilities	(3,777)	(7,056)
Decrease in operating lease liability	(1,184)	(2,128)
Net cash used in operating activities	(40,514)	(42,419)
Cash flows from investing activities:
Purchases of property and equipment	(533)	(3,622)
Net cash used in investing activities	(533)	(3,622)
Cash flows from financing activities:
Proceeds of issuance of ordinary shares	549,977	—
Payments of equity issuance costs	(27,520)	(691)
Proceeds from the exercise of share options	285	—
Proceeds from liabilities related to future royalties and milestones, net	40,000	—
Payments of issuance costs related to the liabilities related to the sale of future royalties and sales milestones, net	(1,301)	—
Net cash provided by (used in) financing activities	561,441	(691)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,185)	7,326
Net increase (decrease) in cash, cash equivalents and restricted cash	519,209	(39,406)
Cash, cash equivalents and restricted cash, beginning of period	240,335	382,761
Cash, cash equivalents and restricted cash, end of period	$759,544	$343,355

	Three Months Ended March 31,
	2024	2023
Supplemental non-cash flow information
Property and equipment purchases included in accounts payable or accrued expenses	$555	$3,692
Leased assets terminated and obtained in exchange for operating lease liabilities, net	$—	$(1,110)
Leased assets obtained in exchange for operating lease liabilities	$—	$5,173
Capitalized share-based compensation, net of forfeitures	$2	$8
Capitalized implementation costs included in accrued expenses	$131	$270
Equity issuance costs included in accounts payable and accrued expenses	$1,839	$272
Liability issuance costs included in accounts payable and accrued expenses	$364	$—

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$758,529	$343,027
Restricted cash	1,015	328
Total cash, cash equivalents and restricted cash	$759,544	$343,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of the Business
Autolus Therapeutics plc and its subsidiaries (collectively “Autolus” or the “Company”) is a biopharmaceutical company developing next-generation programmed T cell therapies for the treatment of cancer and autoimmune diseases. Using its broad suite of proprietary and modular T cell programming technologies, the Company is engineering precisely targeted, controlled and highly active T cell therapies that are designed to better recognize cancer cells, break down their defense mechanisms and attack and kill these cells. The Company believes its programmed T cell therapies have the potential to be best-in-class and to offer patients substantial benefits over the existing standard of care, including the potential for cure in some patients. In November 2023, the Company submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for its lead product candidate obecabtagene autoleucel (“obe-cel”) for the treatment of relapsed/refractory (“r/r”) adult B-cell Acute Lymphoblastic Leukemia (“ALL”), with a PDUFA target action date of November 16, 2024.
Autolus Therapeutics plc is registered in England and Wales. Its registered office is The MediaWorks, 191 Wood Lane, London, W12 7FP, United Kingdom.
The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Obe-cel and the Company’s other product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. Even if obe-cel is approved by the FDA, the Company will need to incur significant additional costs to prepare for its commercialization. These efforts will require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts for obe-cel and its other product candidates are successful, it is uncertain when, if ever, the Company will realize revenue from its product sales.
BioNTech SE (“BioNTech”) Agreements
On February 6, 2024 (the “Execution Date”), the Company concurrently entered into a (i) Securities Purchase Agreement (the “BioNTech Securities Purchase Agreement”), (ii) a Registration Rights Agreement (the “BioNTech Registration Rights Agreement”), (iii) a Letter Agreement (the “BioNTech Letter Agreement”) and (iv) a License and Option Agreement (the “BioNTech License and Option Agreement”), collectively called the “BioNTech Agreements”, with BioNTech. The BioNTech Agreements were entered into and in contemplation of one another and, accordingly, the Company assessed the accounting for these agreements in the aggregate. The following descriptions of the BioNTech Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements.
(i) BioNTech Securities Purchase Agreement
Pursuant to the BioNTech Securities Purchase Agreement the Company sold to BioNTech American Depositary Shares (“ADSs”), each representing one ordinary share with a nominal value of $0.000042 per share, of the Company (the “Ordinary Shares”) in a private placement transaction (the “Private Placement”). On February 13, 2024, the Company completed the Private Placement of 33,333,333 ADSs (the “Initial ADSs”), representing 33,333,333 Ordinary Shares at an offering price of $6.00 per Initial ADS. Aggregate net proceeds to the Company, after underwriting discounts and offering expenses, were $193.8 million.
In the event that BioNTech and the Company enter into a Manufacturing and Commercial Services Agreement (as defined below) within 18 months of the initial closing of the Private Placement, BioNTech will purchase additional ADSs (the “Subsequent ADSs” and, together with the Initial ADSs, the “Private Placement ADSs”), not to exceed 15,000,000 ADSs, for an aggregate purchase price of up to $20 million. The total number of Subsequent ADSs that may be issued is subject to additional limitations and restrictions.
The BioNTech Securities Purchase Agreement contains customary representations, warranties, and covenants of each of the Company and BioNTech.
(ii) BioNTech Registration Rights Agreement
Pursuant to the BioNTech Registration Rights Agreement the Company agreed to file a registration statement with the SEC to register the resale of the Private Placement ADSs.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(iii) BioNTech Letter Agreement
The BioNTech Letter Agreement provides BioNTech with certain additional rights and subjects BioNTech’s investment in the Company to certain restrictions. BioNTech received the right to nominate a director to the Company’s board of directors. If BioNTech acquires beneficial ownership of at least 30% of the issued and outstanding Ordinary Shares of the Company (including in the form of ADSs) within five years of the Execution Date, BioNTech will have the right to designate an additional director who shall be independent. BioNTech’s director nomination rights shall automatically terminate upon BioNTech’s ownership of Ordinary Shares dropping below certain specified percentages. Additionally, BioNTech has the right to purchase equity securities sold by the Company in bona fide financing transactions in amounts that are based on BioNTech maintaining specified ownership thresholds following such financing transactions.
Subject to specified exceptions, BioNTech may not sell the Private Placement ADSs without the Company’s approval for a period of six months following the applicable closing date for such ADSs.
The BioNTech Letter Agreement terminates upon the earlier of (a) the later of (i) February 6, 2027 and (ii) such time as no securities of the Company are held by BioNTech or its affiliates and (b) the consummation of a change of control transaction involving the Company.
(iv) BioNTech License and Option Agreement
License and Options
The Company, through its wholly owned subsidiaries, Autolus Limited and Autolus Holdings (U.K.) Limited, entered into the BioNTech License and Option Agreement with BioNTech pursuant to which the Company granted to BioNTech:
•an exclusive, worldwide, sublicensable license (the “Binder License”) to certain binders and to exploit products that express in vivo such binders (collectively, the “Binder Licensed Products”), and
•several time-limited options (the “Options”) to acquire additional rights to specified clinical-stage product candidates, binders and technologies of the Company, described in more detail below:
◦an option to obtain exclusive rights to co-fund development costs of the Company’s development-stage programs AUTO1/22 and AUTO6NG (“Product Options”), in return for agreed upon economic terms, including an option exercise fee, milestone payments and a profit-sharing arrangement for each such product candidate, with additional options to co-promote or co-commercialize each such product candidate;
◦an option to obtain an exclusive worldwide license to exploit products that express certain additional binders in vivo or, with respect to certain binders, in an antibody drug conjugate (the “Binder Option”);
◦an option to obtain a co-exclusive worldwide license to exploit products that express in vivo the Company’s modules for activity enhancement, with a non-exclusive right, in certain agreed instances, to exploit products that include Company’s modules for activity enhancement but do not express in vivo such modules (the “Activity Enhancement Option”); and
◦an option to obtain a non-exclusive worldwide license to exploit products that contain the Company’s safety switches (the “Safety Switch Option” and, together with the Binder Option and the Activity Enhancement Option, the “Technology Options”).
In consideration for the Binder License and the Technology Options, BioNTech made an initial payment to the Company of $10.0 million. In the event that all Options are fully exercised, the Company would be eligible to receive maximum aggregate payments of up to $582.0 million pursuant to the License Agreement. This maximum amount includes upfront payments, the potential milestone payments for the Binder Licensed Products described below, all option exercise fees and potential milestone payments for licenses to optioned products and technologies, and additional payments that BioNTech may pay to the Company for an increased revenue interest with respect to the Company’s product candidate obe-cel as described below.
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

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Obe-cel Product Revenue Interest
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
Manufacturing and Commercial Services Agreement
Under the terms of the BioNTech License and Option Agreement, the Company has agreed to grant BioNTech the option to negotiate a joint manufacturing and commercial services agreement pursuant to which the parties may access and leverage each other’s manufacturing and commercial capabilities, in addition to Autolus’ commercial site network and infrastructure, with respect to certain of each parties’ CAR T products, including BioNTech’s product candidate BNT211 (the “Manufacturing and Commercial Services Agreement” or “the MCSA”). The MCSA, if entered into, would also grant BioNTech access to the Company’s commercial site network and infrastructure.
The Company concluded there were four freestanding financial instruments arising from the execution of the BioNTech Agreements, comprised of:
1.the Initial ADSs representing ordinary shares purchased pursuant to the BioNTech Securities Purchase Agreement;
2.the potential Subsequent ADSs representing ordinary shares that may be purchased pursuant to the BioNTech Securities Purchase Agreement;
3.the BioNTech License and Option Agreement, and
4.the MCSA.
The Subsequent ADSs are classified as a forward instrument contingent on the MCSA being executed. As of March 31, 2024, the MCSA had not been entered into. The forward instrument has an inconsequential market value as the exercise price approximates the Company’s stock price on the last trading day prior to the signing date of the MCSA. Consequently, the initial proceeds arising from the purchase of Initial ADSs pursuant to the BioNTech Securities Purchase Agreement will not be separately allocated to this freestanding financial instrument at inception of the BioNTech Agreements. Furthermore, as the MCSA has yet to be entered into no consideration will be allocated to this freestanding financial instrument at inception of the BioNTech Agreements.
Within the BioNTech License and Option Agreement, there are a number of embedded features which have each been assessed for freestanding financial instrument accounting in accordance to ASC 480 – Distinguishing Liabilities from Equity (“ASC 480”). Although these embedded features are separately exercisable, they lack legal detachability and, therefore, the BioNTech License and Option Agreement is accounted for as one freestanding financial instrument. However, each embedded feature is assessed for derivative accounting in accordance to ASC 815 – Derivative and Hedging (“ASC 815”).
The Company analyzed how it should account for the host Contract (i.e., the BioNTech License and Option Agreement) as the Binder License represents an agreement with customer for goods and services and therefore should be accounted for under ASC 606 – Revenue from Contracts with Customers (“ASC 606”). However, as the other embedded features of the BioNTech License and Option Agreement fall under the scope of other topics that specify how to initially measure the contract (i.e., ASC 470 – Debt (“ASC 470”)), the Company determined that the host contract should not be accounted for and initially measured pursuant to ASC 606. Furthermore, the Company determined the host contract (the BioNTech License and Option Agreement) met the scope exception of ASC 815-10-15-59(d) and therefore should not be accounted for as a derivative under ASC 815 but instead be accounted for as a debt financial instrument in accordance with ASC 470.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The four units of accounting were recorded at fair value upon initial recognition and will not be subsequently measured at fair value. The Company allocated the total gross proceeds arising from the BioNTech Securities Purchase Agreement (i.e. the Initial ADSs representing ordinary shares), and the BioNTech License and Option Agreement among the four units of accounting on a relative fair value basis at the time of the transaction as follows:

Units of Accounting	Gross proceeds (in millions)	Initial fair value (in millions)	Allocated consideration based on relative fair value (in millions)	Net allocated consideration based on relative fair value after transaction costs* (in millions)
Initial ADSs, representing ordinary shares	$200.0	$200.0	$200.0	$193.8
Subsequent ADSs, representing ordinary shares	$—	$—	$—	$—
BioNTech License and Option Agreement	$50.0	$50.0	$50.0	$47.9
Liabilities related to future royalties and milestones, net (Obe-cel Product Revenue Interest)	$40.0	$40.0	$40.0	$38.3
License Revenue (Binder License)	$10.0	$10.0	$10.0	$9.6
MCSA	$—	$—	$—	$—
Total	$250.0	$250.0	$250.0	$241.7
* In addition, the total shared transaction costs of $8.3 million, relating to the BioNTech Agreements have been allocated to the four units of accounting on a relative fair value basis.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.
The significant accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission on March 21, 2024 (the “Annual Report”).
Certain information and footnote disclosures have been condensed or omitted as permitted under U.S. GAAP. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. As such, the information included in these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023, included in the Annual Report. However, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the results of the interim period. The interim results are not necessarily indicative of results to be expected for the full year ending December 31, 2024.
The Company has incurred recurring losses since its inception, including net losses of $52.7 million and $39.8 million for the three months ended March 31, 2024 and 2023, respectively. The Company had an accumulated deficit of $931.3 million and $878.6 million as of March 31, 2024 and December 31, 2023, respectively. The Company expects to continue to generate operating losses in the foreseeable future. The Company’s inability to raise additional capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. As of the date these unaudited condensed consolidated financial statements are issued, the Company expects that its cash and cash equivalents at March 31, 2024 of $758.5 million will be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements and accordingly they have been prepared on a going concern basis. As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support its cost structure. Even if the Company’s planned regulatory submissions for its products are approved, and the Company is successful in its commercialization efforts, additional funding will be needed before the Company is expected to reach cash breakeven.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Foreign Currency Translation
The reporting currency of the Company maintains its accounting records is U.S. dollars. The Company has determined that its functional currency of the ultimate parent company, Autolus Therapeutics plc, is British Pound Sterling. The functional currency of each subsidiary’s operations is the applicable local currency. Monetary assets and liabilities denominated in currencies other than the Company’s functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction.
Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. The Company recorded foreign exchange loss of $1.7 million for the three months ended March 31, 2024 and a foreign exchange gain of $0.8 million for the three months ended March 31, 2023, which are included in other (expenses) income, net in the unaudited condensed consolidated statements of operations and comprehensive loss.
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
Segment Information
The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on an integrated basis for the purpose of appropriately allocating resources. When evaluating the Company’s financial performance, the CODM reviews total revenue, total expenses and expenses by function and makes decisions using this information on a global basis. The Company and the CODM view the Company’s operations and manage its business as a single operating segment, which is the business of developing and commercializing CAR T therapies.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, share-based compensation including assessing the probability of meeting performance conditions, income taxes, initial fair value of warrants, and accrued interest expense on liability related to future royalties and sales milestones, net and related cumulative catch-up adjustment, initial lease term of the Company’s new manufacturing facility (The Nucleus), and incremental borrowing rates related to the Company's leased properties. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.
Allocation of transaction price using the relative standalone selling price
Upfront payments are allocated between performance obligations using the Company’s best estimate of the relative standalone selling price of the performance obligation. The relative standalone selling price is estimated by determining the market values of development and license obligations. As these inputs are not directly observable, the estimate is determined considering all reasonably available information including internal pricing objectives used in negotiating the contract, taking into account the different stage of development of each development program and consideration of adjusted-market data from comparable arrangements. Where performance obligations have been identified relating to material rights, the determination of the relative standalone selling price of these performance obligations also includes an assessment of the likelihood that the options will be exercised and any payments by the customer that are triggered upon exercising the right. This assessment involves significant judgment and could have a significant impact on the amount and timing of revenue recognition.
An assessment of the allocation of transaction price using the relative standalone selling price was required for the three months ended March 31, 2024 and 2023 for the BioNTech License and Option Agreement and the Option and License Agreement with Cabaletta, respectively. See Note 3 for additional information on the allocation of the transaction price for those agreements.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Accrued interest expense and liability related to future royalties and milestones, net and cumulative catch-up adjustments
The Company accounted for the Blackstone Collaboration Agreement (See Note 12) and the BioNTech Obe-cel Product Revenue Interest, (“BioNTech Liability”) as a liability. The Blackstone Collaboration Agreement Liability related to future royalties and sales milestones, net and the related accrued interest expense are measured based on the Company’s current estimates of the timing and amount of expected future royalty and milestone payments expected to be paid and the Blackstone Development Payments expected to be received over the estimated term of the agreement. Similarly, the BioNTech Liability related to future royalties and the related accrued interest expense are measured based on the Company’s current estimates of the timing and amount of expected future royalty expected to be paid over the estimated term of the agreement. Milestone payments pursuant to the BioNTech License and Option Agreement (“BioNTech Milestone Payments”) are payable upon BioNTech's election, and therefore have not been included initially in the determination of the effective interest rate.
The liabilities are amortized using the effective interest rate method, resulting in recognition of accrued interest expense over the estimated term of the agreement. Each reporting period the Company assesses the estimated probability, timing and amount of the future expected royalty, sales milestone payments, the Blackstone Development Payment over the estimated term. If there are changes to the estimates, the Company recognizes the impact to the liability’s amortization schedule and the related accrued interest expense using the catch-up method.
The Company’s estimate of the probability, timing and amount of expected future royalties and sales milestones to be paid by the Company and the expected Blackstone Development Payment to be paid to the Company, considers significant unobservable inputs. These inputs include regulatory approval, the estimated patient population, estimated selling price, estimated sales, estimated peak sales and sales ramp, timing of the expected launch and its impact on the royalties as well as the overall probability of a success. Additionally, the transaction costs associated with the liability will be amortized to accrued interest expense over the estimated term of the agreements.
The carrying amount of the Blackstone Collaboration Agreement Liability and BioNTech Liability is based on the Company’s estimate of the future royalties, sales milestones to be paid to Blackstone by the Company and the expected Blackstone Development Payment to be received over the life of the arrangement as discounted using the initial effective interest rate. The excess estimated present value of future royalty, sales milestone payments and the future Blackstone Development Payment received over the carrying amount is recognized as a cumulative catch-up adjustment within interest expense using the effective interest rate method.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which expanded the disclosures for reportable segments made by public entities. These amendments within ASU 2023-07 retained the existing disclosure requirements in ASC 280 and expanded upon them to require public entities to disclose significant expenses for reportable segments in both interim and annual reporting periods, as well as items that were previously disclosed only annually on an interim basis, including disclosures related to a reportable segment’s profit or loss and assets. In addition, entities with a single reportable segment must provide all segment disclosures required in ASC 280, including the new disclosures for reportable segments under the amendments in ASU 2023-07. The amendments did not change the existing guidance on how a public entity identified and determined its reportable segments. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in ASU 2023-07 are effective for annual periods for all public entities in fiscal years beginning after December 15, 2023, and in interim periods within fiscal years beginning after December 15, 2024. The Company will comply with any new applicable disclosures in its Annual Report on Form 10-K for the year ending December 31, 2024. The Company does not expect the adoption to have a material effect on its financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosure by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This guidance is effective for the Company for the year beginning January 1, 2025, with early adoption permitted. The amendments should be applied on a prospective basis, with retrospective application permitted. The Company will assess the impact of this guidance on its disclosures.
Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s condensed consolidated financial statements and disclosures.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Note 3. License Revenue
Revenue, comprised of license revenue only for the three months ended March 31, 2024, and 2023 and is represented in the table below by geographical location (in thousands):

	Three Months Ended March 31,
	2024	2023
License revenue
United States	—	1,292
Germany	10,091	—
Total license revenue	$10,091	$1,292
Major customers
During the three months ended March 31, 2024, and 2023, 100% of the Company’s license revenues were generated from BioNTech and Cabaletta, respectively.
License and Option Agreement with BioNTech
See Note 1 for a description of the BioNTech License and Option Agreement, under which the Company recognized revenue during the three months ended March 31, 2024. For further details on the terms and accounting treatment considerations for the BioNTech Agreement, refer to following notes to these interim condensed consolidated financial statements:
•Note 1, “Nature of the business”
•Note 2, “Summary of significant accounting policies”
•Note 10, “Shareholders’ equity”
•Note 11, “Liabilities related to future royalties and milestones, net”
•Note 14, “Commitments and contingencies”
As the BioNTech License and Option Agreement has been accounted for as one freestanding financial instrument with various embedded features, including the Binder License and related transfer of know-how, Technology Options, and Product Options, the Company is required to consider if the embedded features are required to be bifurcated from the host contract and therefore accounted for as a separate derivative. The Company concluded the Binder License and related transfer of know-how, Technology Options, and Product Options meet the scope exception set out in ASC 815-10-15-59(d) and therefore not accounted for as derivatives under ASC 815.
Binder License
The Company applied ASC 606 to account for the Binder License and related know-how as functional intellectual property. The Binder License and related transfer of know-how were not distinct from one another and must be combined as a performance obligation, as BioNTech requires the know-how to derive benefit from the license. Based on these determinations, the Company identified one combined distinct performance obligation at the inception of the BioNTech License and Option Agreement.
The Company further determined the consideration received included in the transaction price at contract inception, is to be allocated to the one combined performance obligation. The Company determined that the performance obligation was recognized at a point-in-time, upon the delivery of the transfer of know-how and Binder License to BioNTech. The Company recognized total license revenue of $10.1 million (net of foreign exchange differences), related to the BioNTech License and Option Agreement for the three months ended March 31, 2024.
The Company is eligible to receive milestone payments of up to $32 million in the aggregate upon the achievement of specified clinical development and regulatory milestones for each Binder Licensed Product that achieves such milestones. The Company is also eligible to receive a low single-digit royalty on net sales of Binder Licensed Products, subject to customary reductions, which are subject to specified limits. The royalty will be increased if BioNTech, its affiliates or sublicensees commercialize a Binder Licensed Product in an indication and country in which the Company or its affiliates or licensees also commercializes a product containing the same binders. Under the BioNTech License and Option Agreement, BioNTech is solely responsible for, and has sole decision-making authority with respect to, at its own expense, the exploitation of Binder Licensed Products. Milestone payments and royalty payments are regarded as variable consideration and will be evaluated under the most likely amount method. Milestone payments and royalty payments were not included in the transaction price, as these amounts were fully constrained as of March 31, 2024.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Technology Options
As the Technology Options are outside the scope of ASC 815, the Company considered other relevant accounting guidance to apply to this component of the BioNTech License and Option Agreement. The Company therefore applied ASC 606, considering particularly the accounting guidance related to any options granted to customers to purchase additional goods or services at a future date as this could provide a material right to the customer. A material right is a promise embedded in a current contract that should be accounted for as a separate performance obligation. The Company determined the Technology Options are not offered at a significant and incremental discount. Accordingly, the Technology Options granted to BioNTech do not represent a material right and, therefore, is not a performance obligation at the outset of the arrangement. Technology Option exercise fee equates to the standalone selling price of the technologies underlying each option and consequently, the transaction price of $10 million is not allocated to the Technology Options' performance obligation.
Product Options
As the Product Options are precluded from being accounted for under ASC 815 due to the scope exception, management considered the terms of the Product Options and concluded that they should be accounted for as a gain contingency under the scope of ASC 450. The Product Options, unlike the Technology Options, are 1) still subject to negotiation as to the specific activities to be performed be each party, which will be determined and agreed before the Product Options can be exercised, and 2) have not been exercised upon signature of the BioNTech License and Option Agreement. As a result, Product Options are not accounted for in under to ASC 606, and no recognition is required under ASC 450 until the Product Options are exercised.
Option and License Agreement with Cabaletta
On January 9, 2023, the Company entered into an Option and License Agreement (the “Cabaletta Agreement”) with Cabaletta Bio Inc. (“Cabaletta”), pursuant to which the Company granted to Cabaletta a non-exclusive license to research, develop, manufacture, have manufactured, use, and commercialize products incorporating the Company’s safety switch technology (the “RQR8 technology”). Upon the execution of the Cabaletta Agreement, the Company made available the RQR8 licensed know-how to Cabaletta for a non-refundable license fee of $1.2 million. The Company has no further material performance obligations related to the Cabaletta Agreement.
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
The Company further determined that the license fee payable constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the one performance obligation. The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation. The Company determined that the performance obligation was recognized at a point-in-time, upon the delivery of the transfer of know-how and research license to Cabaletta. The Company recognized total license revenue of $1.2 million, related to the Cabaletta Agreement for the three months ended March 31, 2023. No license revenue was recognized related to the Cabaletta Agreement for the three months ended March 31, 2024.
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
The future milestones, which represent variable consideration, will be evaluated under the most likely amount method, and were not included in the transaction price, as these amounts were fully constrained as of March 31, 2024. For the three months ended March 31, 2024 and 2023, the Company has not recognized any variable consideration with regards to the development milestones and sales-based milestones with its customers as they are deemed not probable.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Note 4. Interest expense
Interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest expense accrued on liabilities related to future royalties and milestones, net (refer to Note 12)	$8,390	$4,905
Cumulative catch-up adjustment arising from the liabilities related to future royalties and milestones, net (refer to Note 12)	10,870	—
Other interest expense	9	—
Total interest expense	$19,269	$4,905
Note 5. Net loss per ordinary share
Basic and diluted net loss per ordinary share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss	$(52,690)	$(39,811)
Net loss - basic and diluted	$(52,690)	$(39,811)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	222,170,707	173,825,825
Basic and diluted net loss per ordinary share	$(0.24)	$(0.23)
For all periods presented, outstanding but unvested restricted stock units and share options have been excluded from the calculation, because their effects would be anti-dilutive. Therefore, the weighted average number of ordinary shares used to calculate both basic and diluted loss per share is the same for all periods presented.
The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Unvested restricted stock units	45,719	382,375
Share options	17,731,649	13,083,768
Warrants	3,265,306	3,265,306
Total potentially dilutive securities	21,042,674	16,731,449

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Note 6. Fair value measurements
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Three Months Ended March 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents:
Money market funds	$589,969	$589,969	—	—
Total	$589,969	$589,969	$—	$—

	Year Ended December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents:
Money market funds	$184,635	$184,635	—	—
Total	$184,635	$184,635	$—	$—
Note 7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Research and development claims receivable	$22,434	$19,209
Prepayments	11,126	8,638
VAT receivable	3,315	2,771
Accrued interest income	2,953	999
Deferred cost	1,660	1,787
Withholding tax receivable	1,582	—
Other receivables	736	516
Lease and lease deposit receivable	948	938
Accounts receivable	—	109
Total prepaid expenses and other current assets	$44,754	$34,967

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Note 8. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Lab equipment	$41,193	$32,232
Office equipment	4,531	3,777
Furniture and fixtures	2,440	2,360
Leasehold improvements	14,218	12,728
Assets under construction	1,358	12,539
Less: accumulated depreciation	(30,326)	(28,774)
Total property and equipment, net	$33,414	$34,862

Depreciation expense for the three months ended March 31, 2024 and 2023 was $1.8 million and $1.9 million, respectively.

Note 9. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Research and development costs	$17,702	$19,825
Compensation and benefits	11,262	14,757
Professional fees	8,234	4,466
Other accrued liabilities	570	533
Total accrued expenses and other liabilities	$37,768	$39,581
Note 10. Shareholders’ Equity
Ordinary Shares
Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the Company’s board of directors and declared by the shareholders. As of March 31, 2024, the Company has not declared any dividends.
Restricted Stock Units
At March 31, 2024, restricted stock unit awards for 70,003 ordinary shares had vested but the underlying shares had not been issued. However, these vested stock unit awards have been included in the calculation of the Company’s outstanding shares at March 31, 2024 as they are considered issuable for little or no cash consideration. Subsequent to March 31, 2024, 69,903 of these underlying ordinary shares were issued.
February 2024 Underwritten Offering
On February 12, 2024, the Company completed an underwritten offering of 58,333,336 ADSs representing 58,333,336 ordinary shares at an offering price of $6.00 per ADS. Aggregate net proceeds to the Company, after underwriting discounts and offering expenses, were $326.8 million.
BioNTech Securities Purchase Agreement
Concurrently with the execution of the BioNTech License and Option Agreement (see Note 1 and Note 3), the Company and BioNTech entered into the BioNTech Securities Purchase Agreement pursuant to which the Company sold ADSs, each representing one ordinary share, to BioNTech in a private placement transaction (the “Private Placement”). On February 13, 2024, the Company completed the Private Placement of 33,333,333 ADSs representing 33,333,333 ordinary shares at an offering price of $6.00 per ADS. Aggregate net proceeds to the Company, after underwriting discounts and offering expenses, were $193.8 million.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In the event that BioNTech and the Company enter into the MCSA within 18 months of the initial closing of the Private Placement, BioNTech will purchase up to 15,000,000 ADSs for an aggregate purchase price of up to $20 million, subject to additional limitations and restrictions.
Note 11. Share-based Compensation
The following table summarizes the total share-based compensation expense included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$450	$1,681
General and administrative	1,836	727
Capitalized	(2)	8
Total share-based compensation expense	$2,284	$2,416
Share Options
The table below summarizes Company’s share option activity during the three months ended March 31, 2024:

	Number of Options	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2023	17,956,385	$5.64	8.35	$48,968
Granted	654,950	6.17		172
Exercised	(102,469)	2.74		315
Forfeited	(702,716)	3.43		2,105
Expired	(74,501)	16.41		13
Outstanding as of March 31, 2024	17,731,649	$5.71	8.16	$45,811
Exercisable as of March 31, 2024	7,517,388	9.10	7.06	12,223
Vested and expected to vest as of March 31, 2024	17,731,649	5.71	8.16	45,811

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of ordinary shares for those options in the money as of March 31, 2024

During the three months ended March 31, 2024, the Company modified the exercise period of 571,352 share options resulting in the recognition of $0.2 million incremental share-based compensation expense.
The total intrinsic value of options exercised was $0.3 million for the three months ended March 31, 2024. The weighted average grant-date fair value of share options granted was $4.53, per share option for the three months ended March 31, 2024.
As of March 31, 2024, the total unrecognized compensation expense related to unvested share options without performance conditions was $12.1 million, which the Company expects to recognize over a weighted average vesting period of 3.24 years.
As of March 31, 2024, the total unrecognized share-based compensation expense related to unvested share options with performance conditions was $2.9 million, which the Company expects to recognize over a weighted average vesting period of 0.63 years.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Restricted Stock Units
The table below summarizes Company’s restricted stock unit (“RSU”) awards activity during the three months ended March 31, 2024:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at December 31, 2023	116,436	$3.43
Granted	—	—
Vested	(69,903)	2.61
Forfeited	(814)	6.20
Unvested and outstanding at March 31, 2024	45,719	$4.63
As of March 31, 2024, there was less than $0.1 million of unrecognized share-based compensation expense related to unvested RSUs without performance conditions, which is expected to be recognized over a weighted average period of 1.81 years.
Note 12. Liabilities related to future royalties and milestones, net

	March 31,	December 31,
	2024	2023
Liabilities related to future royalties and milestones, net	$228,494	$170,899
Total Liabilities related to future royalties and milestones, net	$228,494	$170,899
During the three months ended March 31, 2024 and 2023 interest expense accrued on liabilities related to future royalties and milestones, net amounted to $8.4 million and $4.9 million, respectively. During the three months ended March 31, 2024 and 2023 cumulative catch-up adjustment (included in interest expense) amounted to $10.9 million and nil, respectively.
Blackstone Collaboration Agreement
On November 6, 2021, the Company concurrently entered into the following agreements with BXLS V - Autobahn L.P, (“Blackstone”): (i) Strategic Collaboration Agreement (the “Blackstone Collaboration Agreement”), (ii) Securities Purchase Agreement (the “Blackstone Securities Purchase Agreement”), (iii) Warrant Agreement (the “Blackstone Warrant”) and (iv) a Registration Rights Agreement (the “Blackstone Registration Rights Agreement”). The Blackstone Collaboration Agreement, the Blackstone Securities Purchase Agreement, the Blackstone Warrant and the Blackstone Registration Rights Agreement are collectively referred to as the “Blackstone Agreements”. The Blackstone Agreements were entered into and in contemplation of one another and, accordingly, the Company assessed the accounting for the Blackstone Agreements in the aggregate.
For further details on the terms and accounting treatment considerations for these contracts, please refer to following notes to the Company’s consolidated financial statements contained in the Company’s Annual Report:
•Note 2, “Summary of significant accounting policies”
•Note 11, “Liability related to future royalties and sales milestones, net”
•Note 12, “Warrants”
•Note 13, “Shareholders’ equity”
Pursuant to the Blackstone Collaboration Agreement, Blackstone agreed to pay the Company up to $150 million to support the continued development of the Company’s CD19 CAR T cell investigational therapy product candidate, obecabtagene autoleucel (obe-cel), as well as next generation product therapies of obe-cel in B-cell malignancies. These payments include (i) an upfront payment of $50 million and (ii) up to $100 million payable based on the achievement of certain specified clinical, manufacturing and regulatory milestones (each such payment, a “Blackstone Development Payment” and collectively, the “Blackstone Development Payments”).

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In November 2021, the upfront payment of $50 million was paid by Blackstone upon execution of the Blackstone Collaboration Agreement. In December 2022, two Blackstone Development Payments were paid by Blackstone of $35 million each as a result of (i) the joint steering committee’s review of the Company’s interim analysis of pivotal FELIX Phase 2 clinical trial of obe-cel in r/r ALL and (ii) achievement of a pre-agreed manufacturing milestone as a result of completion of planned activities demonstrating the performance and qualification of the Company’s obe-cel’s manufacturing process. The remaining $30 million will be payable to the Company on the achievement on certain specified regulatory milestones. The Company considers the achievement of the specified regulatory milestone as probable when actually achieved.
The carrying amount of the Blackstone Collaboration Agreement Liability is based on the Company’s estimate of the future royalties and sales milestones to be paid to Blackstone and the Blackstone Development Payment to be received over the life of the arrangement as discounted using an effective interest rate. The excess estimated present value of future royalties and sales milestone payments over the initial carrying amount and future Blackstone Development Payments received, is recognized as a cumulative catch-up method within interest expense using the initial effective interest rate. The imputed rate of interest on the unamortized portion of the Blackstone Collaboration Agreement Liability was approximately 15.80% as of March 31, 2024 and December 31, 2023.
BioNTech Agreements
On February 6, 2024, the Company concurrently entered into the BioNTech Agreements.
For further details on the terms and accounting treatment considerations for these contracts, refer to following notes to these interim condensed consolidated financial statements:
•Note 1, “Nature of the business”
•Note 2, “Summary of significant accounting policies”
•Note 3, “License Revenue”
•Note 10, “Shareholders’ equity”
•Note 14, “Commitment and contingencies”
Obe-cel Product Revenue Interest
Under the BioNTech License and Option Agreement, BioNTech has agreed to financially support the expansion of the clinical development program for, and planned commercialization of obe-cel. In exchange for the grant of rights to future revenues from the sales of obe-cel products, BioNTech made an upfront payment to the Company of $40 million. The Company will pay BioNTech a low single-digit percentage of annual net sales of obe-cel products, which may be increased up to a mid-single digit percentage in exchange for milestone payments of up to $100 million in the aggregate on achievement of certain regulatory events for specific new indications upon BioNTech's election.
As the BioNTech License and Option Agreement has been accounted for as one freestanding financial instrument with various embedded features including for example the Obe-cel Product Revenue Interest including milestone payments and royalties, the Company is required to consider if these embedded features are required to bifurcated from the host contract and therefore accounted for as a separate derivative. Firstly, the Company determined the host contract to debt-like and therefore the embedded features were analyzed pursuant to a debt host contract. Furthermore, the Company concluded the BioNTech License and Option Agreement (the host contract) should not be accounted as a derivative in accordance with ASC 815-10-15-59(d) but rather as a debt instrument under ASC 470 - Debt.
The Company has accounted for the Obe-cel Product Revenue Interest as a liability primarily due to the Company’s significant continuing involvement in generating the royalty stream. The Company initially recognized the BioNTech liability at $38.3 million being the face value less debt issuance costs. If and when obe-cel is commercialized and royalties become payable, the Company will recognize the portion of royalties paid to BioNTech as a decrease to the liability with a corresponding reduction in cash.
The carrying amount of the BioNTech liability is based on the Company’s estimate of the future royalties to be paid to BioNTech to be received over the life of the arrangement as discounted using an effective interest rate. The excess estimated present value of future royalties over the initial carrying amount, is recognized as a cumulative catch-up method within interest expense using the initial effective interest rate. The imputed rate of interest on the unamortized portion of the BioNTech liability was approximately 28.70% as of February 6, 2024 and March 31, 2024.
On a quarterly basis, the Company assesses the amount and timing of expected royalty using a combination of internal projections and forecasts from external sources. To the extent the present value of such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will adjust the amortization of the BioNTech Liability using the catch-up method.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Note 13. Leases
Operating leases - Lessee
The Company leases certain office space, laboratory space, and equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present.
The Company’s costs as a lessee for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$2,098	$1,367
Variable costs	544	(271)
Short term lease costs	101	25
Total lease costs	$2,743	$1,121
Supplemental cash flow information for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
Other information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases (in thousands)	$1,725	$1,296
The weighted average remaining lease term and weighted average discount rate of operating leases at March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Weighted-average remaining lease term - operating leases	16.0 years	11.9 years
Weighted-average discount rate - operating leases	7.44%	6.87%
The maturities of operating lease liabilities as of March 31, 2024 were as follows (in thousands):

Remainder of 2024	$5,742
2025	6,841
2026	6,610
2027	6,467
2028	5,752
Thereafter	56,536
Total lease payments	87,948
Less: imputed interest	(36,612)
Present value of lease liabilities	$51,336

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Operating leases - Lessor (sublease agreements)
The Company subleases two manufacturing spaces in Enfield, United Kingdom to third parties. The annual lease payments to be received for each of the subleased units are £97,000 and £109,000, over lease terms from October 2021 to February 2029 and October 2021 to October 2026, respectively.
The following table shows the sublease rental income for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
Sublease rental income	2024	2023
Sublease rental income (included in other (expenses) income, net)	$62	$59
Total sublease rental income	$62	$59

Future fixed receipts for non-cancellable operating subleases in effect as of March 31, 2024 are receivable as follows (in thousands):

Remainder of 2024	$195
2025	$260
2026	$202
2027	$122
2028	$105
Total lease payments receivable	$884
Note 14. Commitments and Contingencies
License Agreements
The Company has entered into an exclusive license agreement, as amended, with UCL Business Ltd (“UCLB”). In connection with the UCLB license agreement, the Company is required to make annual license payments and may be required to make payments to UCLB upon the achievement of specified milestones. During the three months ended March 31, 2024, less than $0.1 million was paid or payable to UCLB by the Company, relating to the income allocable to the value of the sublicensed intellectual property rights.
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
In September 2023, the Company entered into a non-exclusive sublicense agreement with Miltenyi Biotech B.V. & Co. KG (“Miltenyi”) under which the Company received a sublicense related to the use of certain Miltenyi products in the Company’s development, manufacture and sale of its products. Under the agreement, the Company is obligated to make specified payments to Miltenyi upon the achievement of certain regulatory and clinical milestones. The Company recognized $0.4 million of expense in aggregate relating to an upfront license payment and milestone payments that were deemed probable during the year ended December 31, 2023. The Company did not recognize any further milestone payments during the three months ended March 31, 2024
Contractual obligations
In July 2022, the Company renegotiated a master services agreement with Adaptive Biotechnologies Corporation (“Adaptive”), under which Adaptive's assay is used to analyze patient samples from relapsed/refractory B Cell Acute Lymphoblastic Leukemia (“rrB-ALL”) patients. Under the agreement, the Company is obligated to make specified payments to Adaptive upon the achievement and receipt of certain regulatory approvals and achievement of commercial milestones in connection with the Company’s use of the Adaptive assay. During the year ended December 31, 2023, the Company recognized all contractual milestones relating to this contract as a result no contractual milestones were recognized during the three months ended March 31, 2024.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In previous periods, the Company has entered into agreements with certain advisory firms. The Company is obligated to make specified payments upon the achievement of certain strategic transactions involving the Company. During the three months ended March 31, 2024, the Company paid a fee under these agreements.
The Company has estimated the probability of the Company achieving each potential milestone in relation to the agreements with UCLB, Noile, Miltenyi and its agreements with certain advisory firms in accordance with ASC 450, Contingencies. The Company considers the regulatory approval, commercial milestones and execution of collaboration agreements probable when actually achieved. Furthermore, the Company recognizes expenses for clinical milestones when their achievement is deemed probable. The Company concluded that, as of March 31, 2024, there were no other no milestones for which the likelihood of achievement was currently probable.
Capital Commitments
As of March 31, 2024, the Company’s unconditional purchase obligations for capital expenditures totaled $9.9 million and include signed orders for capital equipment and capital expenditures for construction and related expenditures relating to its properties in the United Kingdom and the United States. Of this amount the Company expects to incur the full amount within one year.
Blackstone and BioNTech Agreements
Refer to Note 12, “Liabilities related to future royalties and milestone, net” for further details about the BioNTech Agreements and Blackstone Agreements.
BioNTech License and Option Agreement - Product Options gain contingency
As the Product Options within the BioNTech License and Option Agreement were an embedded feature within a freestanding financial instrument, the Company assessed if the Product Options should be accounted for as a derivative under ASC 815. However, the Company determined the Product Options met the scope exception for derivative accounting under ASC 815 and therefore should be accounted for a gain contingency under the scope of ASC 450. As of March 31, 2024, Product Options were not realized or realized and therefore no amounts were recognized.
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any litigation and did not have contingency reserves established for any liabilities as of March 31, 2024 and December 31, 2023.
Indemnification Agreements
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
In accordance with the indemnification agreements entered into with relevant individuals in accordance with the Company’s Articles of Association, the Company has indemnification obligations to its directors, officers and members of senior management for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date under these indemnification agreements, and the Company has director and officer insurance that may enable it to recover a portion of any amounts paid for future potential claims.
Note 15. Related party transactions
Blackstone Agreements
In November 2021, the Company concurrently entered into the Blackstone Agreements. Subsequent to the execution of the Blackstone Agreements, Blackstone became a related party of the Company. Blackstone owns more than 10% of the Company’s outstanding voting securities and is therefore one of the principal owners of the Company. In addition, Blackstone received and exercised its right to nominate one director to the board of directors of the Company.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
As of March 31, 2024, the carrying amount of the Blackstone Collaboration Agreement Liability was $188.5 million which included aggregated cumulative non-cash interest expense and cumulative catch-up adjustment of $17.6 million. As of December 31, 2023, the carrying amount of the Blackstone Collaboration Agreement Liability was $170.9 million which included aggregated cumulative non-cash interest expense (including cumulative catch-up adjustments), of $45.0 million. Refer to Note 12, “Liabilities related to future royalties and milestones, net” for further details.
BioNTech Agreements
In February 2024, the Company concurrently entered into the BioNTech Agreements. Subsequent to the execution of the BioNTech Agreements, BioNTech became a related party of the Company. BioNTech owns more than 10% of the Company’s outstanding voting securities and is therefore one of the principal owners of the Company. In addition, BioNTech has the right to nominate 1 director to the board of directors of the Company which BioNTech has not yet exercised.
As of March 31, 2024, the carrying amount of the BioNTech Liability was $40.0 million which included aggregated cumulative accrued interest expense and cumulative catch-up adjustment of $1.7 million. Refer to Note 12, “Liabilities related to sales of future royalties and milestone, net” for further details.
Note 16. Subsequent Events
The Company evaluated subsequent events through May 17, 2024, the date on which these unaudited condensed consolidated financial statements were issued. In April 2024, Autolus entered into a distribution services agreement with a subsidiary of Cardinal Health to support the ordering and distribution of obe-cel in the United States, following the receipt of regulatory approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the related notes to those statements included in this Quarterly Report on Form 10-Q. We also recommend that you read our discussion and analysis of financial condition and results of operations together with our audited financial statements and the notes thereto, which appear in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission, or the SEC on March 21, 2024, or the Annual Report.
We maintain our books and records in pounds sterling, our results are subsequently converted to U.S. dollars, and we prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, as issued by the Financial Accounting Standards Board, or FASB. All references in this Quarterly Report on Form 10-Q to “$” are to U.S. dollars and all references to “£” are to pounds sterling. Our unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2024 and 2023 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.2680 and £1.00 to $1.2145, respectively. Our unaudited condensed consolidated balance sheet as of March 31, 2024 and audited consolidated balance sheet as of December 31, 2023 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.2618 and £1.00 to $1.2730, respectively. These translations should not be considered representations that any such amounts have been, could have been or could be converted into U.S. dollars at that or any other exchange rate as of that or any other date.
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
Since our inception, we have incurred significant operating losses. For the three months ended March 31, 2024 and 2023, we incurred net losses of $52.7 million and $39.8 million, respectively, and had an accumulated deficit of $931.3 million and $878.6 million as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, we had cash and cash equivalents of $758.5 million. Based on our current clinical development plans, we believe our existing cash and cash equivalents will be sufficient to fund our current and planned operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of our unaudited condensed consolidated financial statements.
Recent Developments
Key obecabtagene autoleucel (obe-cel) updates and anticipated milestones:
Obe-cel in relapsed / refractory (“r/r”) adult B-cell Acute Lymphoblastic Leukemia (“B-ALL”) – The FELIX Study
•We submitted our obe-cel Biologics License Application (“BLA”) for relapsed/refractory r/r B-ALL to the U.S. Food and Drug Administration (“FDA”) in November 2023 with a Prescription Drug User Fee Act (“PDUFA”) target action date of November 16, 2024.
•In April 2024, the European Medicines Agency (“EMA”) accepted our obe-cel marketing authorization application (“MAA”) for r/r B-ALL. A MAA submission to the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom is planned for the second half of 2024.
•The results of the pooled analysis of the FELIX Phase 1b/2 study we presented at American Society of Hematology (“ASH”) in December 2023 showed prolonged event free survival and low overall immunotoxicity across all cohorts in r/r B-ALL, and particularly in patients with low leukemic burden at lymphodepletion.
•Further long-term data from the FELIX, study including additional subset analysis, will be presented in oral and poster presentations at the American Society of Clinical Oncology annual meeting (“ASCO”) and European Hematology Association congress (“EHA”) at the end of May 2024 and during June 2024, respectively.

Obe-cel in B-cell mediated autoimmune diseases
•The Phase 1 dose confirmation study (“CARLYSLE”) in refractory systemic lupus erythematosus (“SLE”) patients is ongoing. Two patients have been enrolled and we continue to expect initial clinical data in late 2024.
Pipeline clinical trials in collaboration with University College London (“UCL”), updates and anticipated milestones:
AUTO8 in Multiple Myeloma – Phase 1 MCARTY Study
•AUTO8 is a next-generation product candidate for multiple myeloma, which includes two CARs for the multiple myeloma targets, BCMA and CD19. Initial data from our MCARTY Phase 1 study in multiple myeloma presented at ASH in December 2023 showed AUTO8 was well tolerated, with responses observed in all patients. Enrollment of the initial cohorts are complete and further updates from our MCARTY study are anticipated in second half of 2024.
AUTO6NG in Neuroblastoma – Phase 1 MAGNETO Study
•AUTO6NG contains a CAR that targets GD2 alongside additional programming modules to enhance the activity and persistence. A Phase 1 clinical study in children with r/r neuroblastoma was opened for enrollment in the fourth quarter of 2023 and is ongoing.
Strategic developments
BioNTech Agreements
On February 6, 2024, we concurrently entered into a series of agreements with BioNTech SE, or BioNTech. We refer to these agreements collective as the BioNTech Agreements. See Note 1 to the consolidated financial statements included in this report for a summary of the BioNTech Agreements and the proceeds we received during the three months ended March 31, 2024.
Underwritten offering
On February 12, 2024, we completed an underwritten offering of 58,333,336 ADSs representing 58,333,336 ordinary shares at an offering price of $6.00 per ADS. Aggregate net proceeds to the Company, after underwriting discounts and offering expenses, were $326.8 million.
Key Operational Updates during the three months ended March 31, 2024
•In March 2024, our manufacturing facility in Stevenage, United Kingdom (“The Nucleus”) obtained a Manufacturer’s Importation Authorization (“MIA”), together with the accompanying Good Manufacturing Practice certificate. This authorization enables us to manufacture products for global commercial and clinical supply at The Nucleus, effective as of March 18, 2024.
Components of Our Results of Operations
License Revenue
We account for our revenue pursuant to the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. We have no products approved for commercial sale and have not generated any revenue from commercial product sales. The total revenue to date has been generated principally from license agreements. As of March 31, 2024, we had entered into various license agreements which included non-refundable upfront license fees, options for future commercial licenses, payments based upon achievement of clinical development and regulatory objectives, payments based upon achievement of certain levels of product sales, and royalties on licensed product sales.
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

Research and Development Expenses
Research and development expenses consist of costs incurred in connection with the research and development of our product candidates, which are partially offset by research and development tax credits, including tax credits arising from the U.K. small and medium enterprise (SME) regime and research and development expenditure credit (RDEC) regime provided by HMRC. We expense research and development costs as incurred. These expenses include:
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

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the European Medicines Agency (“EMA”), the U.S. Food and Drug Administration (“FDA”), or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. Commercialization of our product candidates will take several years and millions of dollars in development costs.
U.K. Research and Development Tax Credits
The U.K. operates Research and Development (“R&D”) tax incentive regimes. Under these regimes qualifying R&D expenditure incurred by U.K. companies can be included within R&D claims via the corporate tax return, resulting in reimbursable tax credits from the U.K. government.
As a company that carries out extensive R&D activities, we benefit from the Small and Medium Sized Enterprise (“SME”) regime and, to the extent that our projects are grant funded, the Research and Development Expenditure Credit (“RDEC”) regime.
The SME program has been particularly beneficial to us, as under this program the trading losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 18.6%of qualifying expenditure incurred after April 1, 2023. Additionally, the U.K. Government enacted further changes to the SME regime on February 22, 2024 which include the introduction of a new rate for R&D intensive companies of 27% (which we may qualify for) and came into effect for expenditures incurred after April 1, 2023. Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced contract research organization costs and utilities costs incurred as part of research projects for which we do not receive income. A large proportion of costs in relation to our pipeline research, clinical trials management and manufacturing development activities, all of which are being carried out by our subsidiary Autolus Limited, are eligible for inclusion within these tax credit cash rebate claims.
On April 1, 2023, the headline rate under the RDEC program increased from 13% to 20% and can generate cash rebates of up to 15% (increased from 10.5%) on qualifying R&D expenditure incurred from this date.
The benefit from U.K. RDEC and U.K. SME programs is recognized as income in the statement of profit and loss, and is subject to tax at the prevailing rate.
Amendments to the current SME and RDEC programs that are contained in the Finance Bill which was enacted on February 22, 2024 will take effect from periods on or after April 1, 2024 and will (i) (unless limited exceptions apply) introduce restrictions on the tax relief that can be claimed for expenditure incurred on subcontracted R&D activities or externally provided workers, where such sub-contracted activities are not carried out in the U.K. or such workers are not subject to U.K. payroll taxes, and (ii) merge the SME and RDEC programs into a single scheme which would generate net cash benefit of up to 15% of the qualifying expenditure for profit making companies and up to 16.2% for loss making companies. Nevertheless, the higher rate of 27% for R&D intensive SME companies will still be in effect from periods on or after April 1, 2024.
We currently meet the conditions of the SME regime, but we also can make claims under the RDEC regime to the extent that our projects are grant funded. In addition, we may meet the conditions of the R&D intensive scheme and may be able to make claims under the SME R&D intensive regime, known as the ERIS. We may not be able to continue in the future to qualify as a small or medium-sized enterprise under the SME program, based on size criteria concerning employee headcount, turnover and gross assets. If we cease to qualify under the SME regime, we may make a claim under the RDEC regime for periods ending December 31, 2024, or the merged R&D regime from period ending December 31, 2025. It should be noted, however, that the types of qualifying expenditure in respect of which we may make claims under the RDEC regime are more restricted than under the SME regime (for example, it may be the case that certain subcontracted costs in respect of which claims may be made under the SME regime do not qualify for relief under the current RDEC regime).The subcontracted rules under the merged regime are more aligned to the current SME regime.
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
Other (expense) income, net
Other (expense) income, net consists primarily of foreign currency transaction gains and losses, sublease income and gains or losses arising from the termination of leases.
Interest Income
Interest income consists primarily of interest received from banks and money market funds on our cash and cash equivalents balances. We invest funds in a variety of short-term interest-bearing instruments.
Interest Expense
Interest expense consists primarily of accrued interest expense arising from amortization of the liability related to future royalties and sales milestones, pursuant to our collaboration agreements with Blackstone and BioNTech, using the effective interest rate method. On a quarterly basis, we assess the expected present value of the future Blackstone and BioNTech payments under the Blackstone Collaboration Agreement and BioNTech Agreements which may be received by us and future royalties and sales milestone payments to Blackstone and BioNTech which may be paid by us. To the extent the amount or timing of such receipts or payments is materially different than our previous estimates we record a cumulative catch-up adjustment to the liability related to future royalties and sales milestones. The adjustment to the carrying amount is recognized as an adjustment to interest expense in the period in which the change in estimate occurred.
Income Tax Benefit
We are subject to corporate taxation in the United Kingdom, United States, Germany and Switzerland. Due to the nature of our business, we have generated losses since inception. Our income tax benefit recognized represents the sum of the research and development tax credits recoverable in the United Kingdom and income tax payable in the United States.
Un-surrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $418.1 million at December 31, 2023. No deferred tax assets are recognized on our U.K. losses because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses. We carry a $3.3 million deferred tax asset balance related to the U.S. entity. For the three months ended March 31, 2024, we have recorded a valuation allowance against the net deferred tax asset where the recoverability due to future taxable profits is unknown. On April 1, 2023 the main rate of the U.K. corporation tax was increased to 25% for companies with profits in excess of £250,000, or the small profits rate of 19% for companies with profits of £50,000 or less (with marginal relief from the main rate available to companies with profits between £50,000 and £250,000).
In the event we generate revenues in the future, we may benefit from the United Kingdom “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%.

Results of Operations
Comparison of Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024, and 2023 (in thousands):

	Three Months Ended March 31,		Change	Change
	2024	2023	(in thousands)	(in percentage)
License revenue	$10,091	$1,292	$8,799	681%
Operating expenses:
Research and development	(30,671)	(27,388)	(3,283)	12%
General and administrative	(18,177)	(9,284)	(8,893)	96%
Loss on disposal of property and equipment	—	(3,768)	3,768	(100)%
Total operating expenses, net	(38,757)	(39,148)	391	(1)%
Other (expense) income, net	(1,605)	782	(2,387)	(305)%
Interest income	6,933	3,446	3,487	101%
Interest expense	(19,269)	(4,905)	(14,364)	293%
Total other expense, net	(13,941)	(677)	(13,264)	1959%
Net loss before income tax	(52,698)	(39,825)	(12,873)	32%
Income tax benefit	8	14	(6)	(43)%
Net loss	$(52,690)	$(39,811)	$(12,879)	32%
License Revenue
License revenue amounting to $10.1 million for the three months ended March 31, 2024 relates to license revenue recognized pursuant to the License and Option Agreement with BioNTech SE (“BioNTech”). License revenue of $1.3 million for the three months ended March 31, 2023 primarily related to the execution of the Cabaletta Bio Inc. (“Cabaletta”) Option and License Agreement, which included recognition of a non-refundable license fee payable to us.
Research and Development Expenses
The following tables provide additional detail on our research and development expenses (in thousands):

	Three Months Ended March 31,		Change (in thousands)	Change (in percentage)
	2024	2023
Direct research and development expenses
B cell malignancies (Obe-cel, AUTO1/22 & AUTO3)	$4,309	$4,008	$301	8%
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	168	842	(674)	(80)%
Total direct research and development expense	$4,477	$4,850	$(373)	(8)%

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	$15,403	$14,222	1,181	8%
Indirect research and development expense*	10,791	8,316	2,475	30%
Total research and development expenses	$30,671	$27,388	$3,283	12%
* Indirect research and development expense is net of U.K. research and development tax credits

Research and development expenses increased by $3.3 million to $30.7 million for the three months ended March 31, 2024 from $27.4 million for the three months ended March 31, 2023 primarily due to:
•an increase of $1.7 million in facilities costs related primarily to our new manufacturing facility, The Nucleus, in Stevenage, United Kingdom as well as increases in costs related to maintaining our current leased properties,
•an increase of $1.2 million in salaries and other employment related costs including share-based compensation expense, which was mainly driven by an increase in the number of employees engaged in research and development activities,
•an increase of $1.0 million in clinical trial costs primarily relating to our research and development activities, which is partially offset by a decrease in transport costs of manufacturing consumables, and
•a decrease of $0.5 million in U.K. R&D tax credits (increase in R&D expense) due to a decrease in qualifying research and development expenditures and the reduction in effective tax rate related to the U.K. research and development tax credit regime under the scheme for SMEs; offset by:
•a decrease of $0.8 million in professional consulting and legal fees in relation to our research and development activities,
•a decrease of $0.2 million in depreciation and amortization related to property and equipment, and
•a decrease of $0.1 million related to general office expenses.
General and Administrative Expenses
General and administrative expenses increased by $8.9 million to $18.2 million for the three months ended March 31, 2024 from $9.3 million for the three months ended March 31, 2023 primarily due to:
•an increase of $4.5 million in salaries and other employment related costs including share-based compensation expense, which was mainly driven by an increase in the number of employees engaged in general and administrative activities,
•an increase of $2.3 million in costs related to commercial-stage readiness activities,
•an increase of $1.0 million legal and professional fees related to our general and administrative activities,
•an increase of $0.9 million related to information technology infrastructure and support for information systems related to the conduct of corporate and commercial operations, and
•an increase of $0.2 million in facility costs due to the increase in space utilized for general and administrative activities and related to general office expenses.
Other (expense) income, net
Other (expense) income, net decreased to an expense of $1.6 million for the three months ended March 31, 2024 from an income of $0.8 million for the three months ended March 31, 2023. The decrease of $2.4 million was primarily due to the strengthening of the pound sterling exchange rate relative to the U.S. dollar between the periods.
Interest income
Interest income increased to $6.9 million for the three months ended March 31, 2024, as compared to $3.4 million for the three months ended March 31, 2023. The increase in interest income of $3.5 million primarily related to increase in yield and also higher account balances associated with our cash and cash equivalents during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Interest expense
Interest expense increased to $19.3 million for the three months ended March 31, 2024 as compared to $4.9 million for the three months ended March 31, 2023. Interest expense increased by $14.4 million primarily due to an increase in the balance of the liabilities for future royalties and sales milestones, net associated with our Collaboration Agreement with Blackstone and the BioNTech License and Option Agreement.
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

We do not currently have any approved products and have never generated any commercial revenue from product sales. We have funded our operations to date primarily with proceeds from government grants, sales of our equity securities, through public offerings and pursuant to our at-the-equity market facility, through U.K. research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements and strategic collaboration and financing agreements. From our inception in 2014 through March 31, 2024, we have raised an aggregate of $1.7 billion from these capital sources.
As of March 31, 2024, we had cash and cash equivalents of $758.5 million.
Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(40,514)	$(42,419)
Net cash used in investing activities	(533)	(3,622)
Net cash provided by (used in) financing activities	561,441	(691)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,185)	7,326
Net increase (decrease) in cash, cash equivalents and restricted cash	$519,209	$(39,406)
Net Cash Used in Operating Activities
During the three months ended March 31, 2024, operating activities used $40.5 million of cash, resulting from our net loss of $52.7 million, and net cash used resulting from changes in our operating assets and liabilities of $13.8 million, partially offset by non-cash charges of $26.0 million. The non-cash charges related to interest expense accrued and cumulative catch-up adjustment of $19.3 million, share-based compensation of $2.3 million, depreciation and amortization of $1.8 million, foreign exchange differences of $1.7 million, and non-cash operating lease expense of $1.1 million, which was offset by deferred income tax movement of $0.2 million. Net cash used in operating activities resulting from changes in our operating assets and liabilities for the three months ended March 31, 2024 consisted primarily of a net increase of $10.1 million in prepaid expenses and other current and non-current assets, a decrease of $1.2 million in our operating lease liability, and an increase in accrued expenses and other liabilities of $3.8 million, offset by an increase in accounts payable of $1.3 million.
During the three months ended March 31, 2023, operating activities used $42.4 million of cash, resulting from our net loss of $39.8 million, and net cash used resulting from changes in our operating assets and liabilities of $13.5 million, partially offset by non-cash charges of $10.9 million. The non-cash charges related to interest expense accrued of $4.9 million, loss on disposal of property and equipment of $3.8 million, share-based compensation of $2.4 million, depreciation and amortization of $1.9 million, non-cash operating lease expenses of $1.0 million, and loss on termination of operating lease of $0.1 million, offset by foreign exchange differences of $3.0 million and deferred income tax movement of $0.2 million. Net cash used in operating activities resulting from changes in our operating assets and liabilities for the three months ended March 31, 2023 consisted primarily of decreases in accrued expenses and other liabilities of $7.1 million, a net increase of $4.1 million in prepaid expenses and other current and non-current assets, a decrease in operating lease liabilities of $2.2 million, and a decrease in accounts payable of $0.2 million, offset by a decrease in long-term deposits of $0.1 million.
Net Cash Used in Investing Activities
During the three months ended March 31, 2024 and 2023, we used $0.5 million and $3.6 million, respectively, of cash in investing activities, all of which consisted of purchases of property and equipment.
Net Cash Provided by (Used in) Financing Activities
During the three months ended March 31, 2024, net cash provided by financing activities of $561.4 million primarily related to net aggregate proceeds raised from the BioNTech Agreements and our underwritten offering of ADSs. During the three months ended March 31, 2023, net cash used in financing activities of $0.7 million was primarily for payments of issuance costs relating to a prior equity financing.

Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue pre-commercial readiness activities for obe-cel, operate our new commercial manufacturing facility and advance the preclinical activities and clinical trials of our product candidates. Our expenses will increase as we:
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
Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, reimbursable U.K. research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements, or strategic collaboration agreements. To the extent that we raise additional capital through the sale of equity, the ownership interest of existing shareholders will be diluted. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which we have prepared in accordance with “U.S. GAAP”. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
Below we have included an update to our significant judgments and accounting estimates from those included in our Annual Report.
Allocation of transaction price using the relative standalone selling price
Upfront payments are allocated between performance obligations using our best estimate of the relative standalone selling price of the performance obligation. The relative standalone selling price is estimated by determining the market values of development and license obligations. As these inputs are not directly observable, the estimate is determined considering all reasonably available information including internal pricing objectives used in negotiating the contract, taking into account the different stage of development of each development program and consideration of adjusted-market data from comparable arrangements. Where performance obligations have been identified relating to material rights, the determination of the relative standalone selling price of these performance obligations also includes an assessment of the likelihood that the options will be exercised and any payments by the customer that are triggered upon exercising the right. This assessment involves significant judgment and could have a significant impact on the amount and timing of revenue recognition.
An assessment of the allocation of transaction price using the relative standalone selling price was required for the three months ended March 31, 2024 and 2023 for the BioNTech License and Option Agreement and Research, Option and License Agreement with Cabaletta, respectively.
Accrued interest expense and liability related to future royalties and milestones, net and cumulative catch-up adjustments
We accounted for the Blackstone Collaboration Agreement and the BioNTech Obe-cel Product Revenue Interest, (“BioNTech Liability”) as a liability. The Blackstone Collaboration Agreement Liability related to future royalties and sales milestones, net and the related accrued interest expense are measured based on our current estimates of the timing and amount of expected future royalty and milestone payments expected to be paid and the Blackstone Development Payments expected to be received over the estimated term of the agreement. Similarly, the BioNTech Liability related to future royalties and the related accrued interest expense are measured based on our current estimates of the timing and amount of expected future royalty expected to be paid over the estimated term of the agreement. Milestone payments (“BioNTech Milestone Payments”) pursuant to the BioNTech License and Option Agreement are payable upon BioNTech's election, and therefore have not been included initially in the determination of the effective interest rate.
The liabilities are amortized using the effective interest rate method, resulting in recognition of accrued interest expense over the estimated term of the agreement. Each reporting period we assesses the estimated probability, timing and amount of the future expected royalty, sales milestone payments, the Blackstone Development Payment over the estimated term. If there are changes to the estimates, we recognize the impact to the liability’s amortization schedule and the related accrued interest expense using the catch-up method.
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
The carrying amount of the Blackstone Collaboration Agreement Liability and BioNTech Liability is based on our estimate of the future royalties, sales milestones to be paid to Blackstone by us and the expected Blackstone Development Payment to be received over the life of the arrangement as discounted using the initial effective interest rate. The excess estimated present value of future royalty, sales milestone payments and the future Blackstone Development Payment received over the carrying amount is recognized as a cumulative catch-up adjustment within interest expense using the effective interest rate method.
Contractual Obligations
As of March 31, 2024, other than disclosed within Notes 12 to Note 14 to unaudited our condensed consolidated financial statements included in this report, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
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
Interest Rate Risk
Our exposure to interest rate sensitivity is primarily impacted by changes in the underlying U.S. and U.K. bank interest rates. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $758.5 million and $239.6 million, respectively. Our surplus cash has been invested in interest-bearing savings and money market funds. We have not entered into investments for trading or speculative purposes. An immediate hypothetical one percentage point change in interest rates would have resulted in a $1.0 million increase in interest income on our unaudited condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.
As of March 31, 2024 the Blackstone Collaboration Agreement Liability has a fixed effective interest rate and is not subject to any fluctuations due to interest rates. However, the effective interest rate for BioNTech Liability may be subject to fluctuations due to the discretionary nature of certain contractual payments to us. We have no other debt outstanding that is subject to interest rate variability.
Foreign Currency Exchange Risk
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
As of March 31, 2024, 98% of our cash and cash equivalents were held by our U.K. subsidiary, of which 13% were denominated in pound sterling, 87% were denominated in U.S. dollars and immaterial amounts were denominated in euros and Swiss francs. The significant remainder of our cash and cash equivalents are held by our U.S. subsidiary and denominated in U.S. dollars.
Changes in exchange rates had a material impact on U.S. dollar balances held by our main operating subsidiary in the U.K., which resulted in material foreign exchange gains and losses in the Consolidated Statements of Operations and Comprehensive Loss due to the appreciation and depreciation of the subsidiary’s U.S. dollars in pounds sterling terms. Further movements in exchange rates or returns to previous exchange rate levels have caused, and may continue to cause, material fluctuations or equivalent losses in the Consolidated Statements of Operations and Comprehensive Loss.
We maintain our accounting records in pounds sterling, our functional currency, and present our consolidated financial statements in U.S. dollars for financial reporting purposes. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. We recorded foreign exchange loss of $1.7 million for the three months ended March 31, 2024 and a foreign exchange gain $0.8 million for the three months ended March 31, 2023, which are included in other (expenses) income, net in the unaudited condensed consolidated statements of operations and comprehensive loss.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to control deficiencies in our internal control over financial reporting which constituted two material weakness. The first material weakness was identified as part of the audit of our consolidated financial statements for the fiscal year ended December 31, 2023. The material weakness resulted from our misinterpretation and application of ASC Topic 740, Income Taxes, in relation to our U.K. SME tax credits, which we historically presented in income tax benefit (expense) rather than as a reduction of research and development expense. Our remediation efforts are underway as of March 31, 2024 and include enhancing the training provided to the individuals operating the income taxation controls. In addition, we will continue engaging with third-party subject matter experts with significant relevant experience on income tax related matters. While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and we will not consider the material weakness remediated until our controls are operational for a sufficient period of time and tested, enabling management to conclude that the controls are operating effectively.
In addition to the material weakness identified above, we have identified a material weakness in relation to accounting for complex transactions. The material weakness did not allow us to identify, understand and evaluate the impact of certain key aspects of the accounting for the BioNTech Agreements. Our process as designed was inadequate to deal with the complexity of the accounting for the transaction and did not allow for an effective and timely evaluation key aspects of the agreements and their impact on the financial statements.
Our remediation plan includes a redesign of the process for dealing with complex accounting transactions which will allow us to identify, understand and evaluate the impact of any key judgements, estimates or other factors which might have a material impact on the financial statements. Our plan for remediation will encompass: (i) structured project plans allowing us to manage multiple stakeholders, including any specialists we use in our work on complex accounting transactions; (ii) the use of summary outputs allowing for earlier review of key judgements, estimates and other factors which impact the financial statements; and (iii) enhancing our review process, and controls including building in more time to allow for its effective operation.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Information regarding risks and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report. As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Annual Report, except as follows:
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
As a public company, we are subject to the reporting requirements of the Exchange Act, as well as the requirements of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), and the listing standards of the Nasdaq Stock Market.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It also requires management to perform an annual assessment of the effectiveness of our internal control over financial reporting and disclosure of any material weaknesses in such controls. In connection with the audit of our financial statements for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting in connection with the historic misinterpretation and application of ASC 740 - Income Taxes, resulting in our UK small and medium enterprise (SME) tax credits being incorrectly presented in income tax benefit (expense). Refer to Note 3, Restatement of Previously Issued Consolidated Financial Statements, in the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K this report for additional information.
As described below in Part I, Item 4 of this Quarterly Report, in connection with our review procedures for the three months ended March 31, 2024, we identified an additional material weakness due to an insufficiency of controls over complex accounting transactions. The lack of controls did not allow us to identify, understand and evaluate the impact of certain key judgments that arose during the three months ended March 31, 2024 related to the BioNTech Agreements. Our process, as designed, was inadequate to deal with the complexity of the accounting for the transaction and did not allow for an effective and timely evaluation of these matters and their impact on our financial statements.
Any failure to remediate the identified material weaknesses, or to develop or maintain effective controls, or any difficulties encountered in the implementation or improvement of such controls, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, such as the restatement of our previously issued consolidated financial statements described in more detail in our most recent Annual Report on Form 10-K.
Any failure to remediate the identified material weaknesses, or to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and, to the extent they are required in the future, attestations of our independent registered public accounting firm with respect to our internal control over financial reporting. We can provide no assurance that the measures we are taking and plan to take in the future will remediate the material weaknesses described above, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. We continue to evaluate steps to remediate the material weaknesses identified. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities, or other potential claims or litigation. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ADSs.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described below.
On March 29, 2024, David Brochu, our Chief Technical Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). The sales plan has an initial term ending on June 30, 2026 and covers the sale of a total of 828,744 ADSs, each representing one ordinary share with a nominal value of $0.000042 per share, of the Company.
Item 6. Exhibits.
The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit number	Description
3.1	Articles of Association of Autolus Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form F-1 (file no: 333-224720))
10.1†#
License and Option Agreement between the registrant and BioNTech SE, dated February 6, 2024 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K (File No. 001-38547) filed with the SEC on March 21, 2024).

10.2
Securities Purchase Agreement between the registrant and BioNTech SE, dated February 6, 2024 (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K (File No. 001-38547) filed with the SEC on March 21, 2024).

10.3
Registration Rights Agreement between the registrant and BioNTech SE, dated February 6, 2024 (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K (File No. 001-38547) filed with the SEC on March 21, 2024).

10.4
Letter Agreement between the registrant and BioNTech SE, dated February 6, 2024 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K (File No. 001-38547) filed with the SEC on March 21, 2024).

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

†
Certain portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and are of the type that the registrant treats as private or confidential. .

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

Autolus Therapeutics plc

Date:	May 17, 2024	By:	/s/ Christian Itin, Ph.D.
			Name	Christian Itin, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant)

Date:	May 17, 2024	By:	/s/ Robert Dolski
			Name	Robert Dolski
			Title:	Chief Financial Officer
(Principal Financial Officer)