Form 10-Q
period 2024-09-30
Autolus Therapeutics plc
filed 2024-11-12
CIK 1730463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 8, 2024, the registrant had 266,121,689 ordinary shares (including shares in form of ADSs), par value $0.000042 per share, outstanding.

EXPLANATORY NOTE

Autolus Therapeutics plc (the “Company”) qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

GENERAL INFORMATION
Unless context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Autolus,” the “Company,” “we,” “us” and “our” refer to Autolus Therapeutics plc and, where appropriate, its consolidated subsidiaries.
Autolus, AUCATZYL® and our other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are our property. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks, trade names or service marks of their respective owners.
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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•the therapeutic potential and expected clinical benefits of AUCATZYL/obe-cel (obecabtagene autoleucel) for adult patients with relapsed or refractory B-cell precursor acute lymphoblastic leukemia (“r/r B-ALL”);
•our ability to generate revenues from AUCATZYL which is dependent upon maintaining significant market acceptance among physicians, patients and healthcare payers;
•our ability to maintain regulatory approval of AUCATZYL in the United States (“US”), to obtain and maintain regulatory approval for obe-cel for adult r/r B-ALL in additional territories and the timing thereof, and to obtain and maintain regulatory approval of our other product candidates in the indications for which we plan to develop them, and any related restrictions, limitations or warnings in the label of an approved drug or therapy;
•our expectations regarding the commercialization and marketing of AUCATZYL for adult r/r B-ALL, including expanding into additional territories and the related timing of reaching patients in such territories;
•the development of our commercial product and product candidates, including statements regarding the initiation, timing, progress and the results of clinical studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our commercialization, marketing and manufacturing capabilities and strategy for AUCATZYL, including our ability to successfully recruit and retain sales and marketing personnel and to successfully build the market for AUCATZYL;
•our expectations about the willingness of healthcare providers to recommend AUCATZYL to people with adult r/r B-ALL;
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
•our expectations regarding our ability to obtain and maintain intellectual property protection and our ability to license additional intellectual property relating to our product candidates from third parties and to comply with our existing license agreements;
•our plans to research, develop, manufacture and commercialize our product candidates;
•the potential benefits of our commercial product and product candidates;
•the timing or likelihood of regulatory filings and approvals for our product candidates, along with regulatory developments in the US, European Union (“EU”), the United Kingdom (“U.K.”) and other foreign countries;
•the size and growth potential of the markets for our commercial product and product candidates, if approved, and the rate and degree of market acceptance of our commercial product and product candidates, including reimbursement that may be received from payors;
•our need for and ability to obtain additional funding, on favorable terms or at all, including as a result of worsening macroeconomic conditions, including changes inflation and interest rates and unfavorable general market conditions, and the impacts thereon of the war in Ukraine, the conflicts involving Israel, and global geopolitical tension;
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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including, without limitation, risks, uncertainties and assumptions regarding the impact of worsening macroeconomic events, including changes in inflation and interest rates and unfavorable general market conditions and the impacts of the war in Ukraine, the conflicts involving Israel, and global geopolitical tensions, on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Except as required by law, we do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances.

PART I - FINANCIAL INFORMATION
Item 1. Financial statements
AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	Note	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents		$657,067	$239,566
Restricted cash		1,470	769
Prepaid expenses and other current assets	7	59,577	34,967
Total current assets		718,114	275,302
Non-current assets:
Property and equipment, net	8	44,258	34,862
Prepaid expenses and other non-current assets		193	380
Long-term deposits		1,033	983
Operating lease right-of-use assets, net		60,503	60,791
Deferred tax asset		3,389	3,063
Total assets		$827,490	$375,381
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$1,418	$103
Accrued expenses and other liabilities	9	47,488	39,581
Operating lease liabilities, current		3,568	5,053
Total current liabilities		52,474	44,737
Non-current liabilities:
Operating lease liabilities, non-current		48,661	47,914
Liabilities related to future royalties and milestones, net	12	248,943	170,899
Other long-term payables		447	357
Total liabilities		350,525	263,907

Commitments and contingencies	14

Shareholders’ equity:
Ordinary shares, $0.000042 par value; 490,909,783 shares authorized as of September 30, 2024 and 290,909,783 as of December 31, 2023; 266,117,277 and 174,101,361, shares issued at September 30, 2024 and December 31, 2023, respectively; 266,119,252 and 174,158,985, shares outstanding at September 30, 2024 and December 31, 2023, respectively		12	8
Deferred shares, £0.00001 par value; 34,425 shares authorized, issued and outstanding at September 30, 2024 and December 31, 2023		—	—
Deferred B shares, £0.00099 par value; 88,893,548 shares authorized, issued and outstanding at September 30, 2024 and December 31, 2023		118	118
Deferred C shares, £0.000008 par value; 1 share authorized, issued and outstanding at September 30, 2024 and December 31, 2023		—	—
Additional paid-in capital		1,549,351	1,018,902
Accumulated other comprehensive loss		(898)	(28,992)
Accumulated deficit		(1,071,618)	(878,562)
Total shareholders’ equity		476,965	111,474
Total liabilities and shareholders’ equity		$827,490	$375,381
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2024	2023	2024	2023
License revenue	3	$—	$406	$10,091	$1,698
Operating expenses:
Research and development		(40,323)	(32,318)	(107,606)	(92,938)
General and administrative		(27,330)	(10,611)	(67,410)	(31,017)
Loss on disposal of property and equipment		(223)	—	(223)	(3,791)
Impairment of operating lease right-of-use assets and related property and equipment		—	(382)	(414)	(382)
Total operating expenses, net		(67,876)	(42,905)	(165,562)	(126,430)
Other income, net		54	136	161	109
Foreign exchange losses		(11,884)	(1,733)	(12,368)	(442)
Interest income		8,320	3,646	24,908	10,495
Interest expense	4	(10,686)	(5,014)	(40,129)	(14,939)
Total other expenses, net		(14,196)	(2,965)	(27,428)	(4,777)
Net loss before income tax		(82,072)	(45,870)	(192,990)	(131,207)
Income tax (expense) benefit		(22)	21	(66)	(5)
Net loss		(82,094)	(45,849)	(193,056)	(131,212)
Other comprehensive income (loss):
Foreign currency exchange translation adjustment		27,010	(5,837)	28,094	5,104
Total comprehensive loss		$(55,084)	$(51,686)	$(164,962)	$(126,108)

Basic and diluted net loss per ordinary share	5	$(0.31)	$(0.26)	$(0.77)	$(0.75)
Weighted-average basic and diluted ordinary shares	5	266,084,589	173,984,101	251,480,521	173,890,666
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share amounts)

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2024	266,045,468	$12	34,425	$—	88,893,548	$118	1	$—	$1,545,146	$(27,908)	$(989,524)	$527,844
Share-based compensation expense	—	—	—	—	—	—	—	—	4,020	—	—	4,020
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	3,721	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	68,088	—	—	—	—	—	—	—	185	—	—	185
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	—	—	27,010	—	27,010
Net loss	—	—	—	—	—	—	—	—	—	—	(82,094)	(82,094)
Balance at September 30, 2024	266,117,277	$12	34,425	$—	88,893,548	$118	1	$—	$1,549,351	$(898)	$(1,071,618)	$476,965

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023	173,680,872	$8	34,425	$—	88,893,548	$118	1	$—	$1,012,709	$(27,957)	$(755,542)	$229,336
Share-based compensation expense	—	—	—	—	—	—	—	—	2,864	—	—	2,864
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	253,851	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	2,071	—	—	—	—	—	—	—	4	—	—	4
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	—	—	(5,837)	—	(5,837)
Net loss	—	—	—	—	—	—	—	—	—	—	(45,849)	(45,849)
Balance at September 30, 2023	173,936,794	$8	34,425	$—	88,893,548	$118	1	$—	$1,015,577	$(33,794)	$(801,391)	$180,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share amounts)

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	174,101,361	$8	34,425	$—	88,893,548	$118	1	$—	$1,018,902	$(28,992)	$(878,562)	$111,474
Issuance of ordinary shares, net of issuance costs	91,666,669	4	—	—	—	—	—	—	520,613	—	—	520,617
Share-based compensation expense	—	—	—	—	—	—	—	—	9,241	—	—	9,241
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	134,849	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	214,398	—	—	—	—	—	—	—	595	—	—	595
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	—	—	28,094	—	28,094
Net loss	—	—	—	—	—	—	—	—	—	—	(193,056)	(193,056)
Balance at September 30, 2024	266,117,277	$12	34,425	$—	88,893,548	$118	1	$—	$1,549,351	$(898)	$(1,071,618)	$476,965

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	173,074,510	$8	34,425	$—	88,893,548	$118	1	$—	$1,007,625	$(38,898)	$(670,179)	$298,674
Share-based compensation expense	—	—	—	—	—	—	—	—	7,948	—	—	7,948
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	860,213	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	2,071	—	—	—	—	—	—	—	4	—	—	4
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	5,104	—	5,104
Net loss	—	—	—	—	—	—	—	—	—	—	(131,212)	(131,212)
Balance at September 30, 2023	173,936,794	$8	34,425	$—	88,893,548	$118	1	$—	$1,015,577	$(33,794)	$(801,391)	$180,518
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(193,056)	$(131,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,639	4,790
Share-based compensation net of amounts capitalized	9,239	7,929
Interest expense including cumulative catch-up adjustments on liabilities related to future royalties and milestones, net	39,709	14,878
Foreign exchange differences	(13,166)	(366)
Non-cash operating lease expense	3,480	2,963
Loss on termination of operating lease	176	95
Loss on disposal of property and equipment	223	3,812
Impairment of operating lease right-of-use assets and related property and equipment	414	382
Deferred income tax	(326)	(520)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(21,851)	(7,655)
Decrease in prepaid expenses and other non-current assets	288	1,932
Decrease in long-term deposits	—	937
Increase in accounts payable	1,259	69
Increase (decrease) in accrued expenses and other liabilities	3,713	(6,823)
Decrease in operating lease liability	(4,078)	(11,965)
Net cash used in operating activities	(168,337)	(120,754)
Cash flows from investing activities:
Purchases of property and equipment	(10,963)	(9,509)
Net cash used in investing activities	(10,963)	(9,509)
Cash flows from financing activities:
Proceeds of issuance of ordinary shares	549,977	—
Payments of equity issuance costs	(29,360)	(910)
Proceeds from the exercise of share options	595	4
Proceeds from liabilities related to future royalties and milestones, net	40,000	—
Payments of issuance costs related to the liabilities related to the sale of future royalties and milestones, net	(1,665)	—
Net cash provided by (used in) financing activities	559,547	(906)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	37,955	5,257
Net increase (decrease) in cash, cash equivalents and restricted cash	418,202	(125,912)
Cash, cash equivalents and restricted cash, beginning of period	240,335	382,761
Cash, cash equivalents and restricted cash, end of period	$658,537	$256,849

	Nine Months Ended September 30,
	2024	2023
Unaudited supplemental cash flow information
Cash paid for income taxes	$1,263	$—

Unaudited supplemental non-cash flow information
Property and equipment purchases included in accounts payable or accrued expenses	$2,889	$1,389
Leased assets terminated and obtained in exchange for operating lease liabilities, net	$(975)	$(1,110)
Leased assets obtained in exchange for operating lease liabilities	$1,640	$41,211
Capitalized share-based compensation, net of forfeitures	$2	$19
Capitalized implementation costs included in accrued expenses	$204	$74

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$657,067	$256,415
Restricted cash	1,470	434
Total cash, cash equivalents and restricted cash	$658,537	$256,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of the Business
Autolus Therapeutics plc (with its subsidiaries, collectively, “Autolus” or the “Company”) is an early commercial-stage biopharmaceutical company developing next-generation programmed T cell therapies for the treatment of cancer and autoimmune diseases. Using its broad suite of proprietary and modular T cell programming technologies, the Company is engineering precisely targeted, controlled and highly active T cell therapies that are designed to better recognize target cells, break down their defense mechanisms and attack and kill these cells. The Company believes its programmed T cell therapies have the potential to be best-in-class and to offer patients substantial benefits over the existing standard of care, including the potential for cure in some patients. On November 8, 2024 the Company was notified by the U.S. Food and Drug Administration (“FDA”) that the Company’s biologics license application (“BLA”) was approved, allowing for the marketing of AUCATZYL (obecabtagene autoleucel, also known as obe-cel) in the US for the treatment of adult patients (18 years and older) with r/r B-ALL. Obe-cel is under regulatory review in both the European Union (“EU”) and the United Kingdom (“U.K.”) for the treatment of r/r adult B-ALL, with marketing authorization submissions accepted by the European Medicines Agency (“EMA”) in April 2024, and the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) in August 2024.
Autolus Therapeutics plc is registered in England and Wales. Its registered office is The MediaWorks, 191 Wood Lane, London, W12 7FP, United Kingdom.
The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. The Company’s product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. Although AUCATZYL has been granted marketing approval in the US by the FDA, the Company will continue to incur significant additional costs to commercialize it. These efforts will require significant amounts of capital, as well as additional personnel, infrastructure, and compliance capabilities. Even if the Company’s product development efforts for obe-cel and its other product candidates are successful, it is uncertain when, if ever, the Company will realize revenue from its product sales.
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

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Obe-cel Product Revenue Interest
BioNTech has also agreed to financially support the expansion of the clinical development program for, and planned commercialization of obe-cel. In exchange for the grant of rights to future revenues from the sales of obe-cel products, BioNTech made an upfront payment to the Company of $40.0 million. The Company will pay BioNTech a low single-digit percentage of annual net sales of obe-cel products, which may be increased up to a mid-single digit percentage in exchange for milestone payments of up to $100.0 million in the aggregate on achievement of certain regulatory events for specific new indications upon BioNTech’s election.
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
The Subsequent ADSs are classified as a forward instrument contingent on the MCSA being executed. As of September 30, 2024, the MCSA had not been entered into. The forward instrument has an inconsequential market value as the exercise price approximates the Company’s stock price on the last trading day prior to the signing date of the MCSA. Consequently, the initial proceeds arising from the purchase of Initial ADSs pursuant to the BioNTech Securities Purchase Agreement will not be separately allocated to this freestanding financial instrument at inception of the BioNTech Agreements. Furthermore, as the MCSA has yet to be entered into no consideration will be allocated to this freestanding financial instrument at inception of the BioNTech Agreements.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the US (“US GAAP”) and are presented in US dollars. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.
The significant accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission on March 21, 2024 (the “Annual Report”).
Certain information and footnote disclosures have been condensed or omitted as permitted under US GAAP. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023, included in the Annual Report. However, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the results of the interim period. The interim results are not necessarily indicative of results to be expected for the full year ending December 31, 2024, any other interim periods, or any future year or period.
Going Concern
The Company has incurred recurring losses since its inception, including net losses of $82.1 million and $45.8 million for the three months ended September 30, 2024 and 2023, respectively and $193.1 million and $131.2 million for the nine months ended September 30, 2024 and 2023, respectively. The Company had an accumulated deficit of $1,071.6 million and $878.6 million as of September 30, 2024 and December 31, 2023, respectively. The Company expects to continue to generate operating losses in the foreseeable future. The Company’s inability to raise additional capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company expects that its cash and cash equivalents at September 30, 2024 of $657.1 million will be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements and accordingly they have been prepared on a going concern basis. As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support its cost structure. Even if the Company’s planned regulatory submissions for its products are approved, and the Company is successful in its commercialization efforts, additional funding will be needed before the Company is expected to reach cash breakeven.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Foreign Currency Translation
The reporting currency of the Company is US dollars. The Company has determined that its functional currency of the ultimate parent company, Autolus Therapeutics plc, is British Pound Sterling. The functional currency of each subsidiary’s operations is the applicable local currency. Monetary assets and liabilities denominated in currencies other than the Company’s functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction.
The Company recorded foreign exchange losses of $11.9 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and foreign exchange losses of $12.4 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, which are included in foreign exchange losses in the unaudited condensed Consolidated Statements of Operations and Comprehensive Loss.
For financial reporting purposes, the financial statements of the Company have been translated into US dollars. Assets and liabilities have been translated at the exchange rates at the balance sheet dates, while revenue and expenses are translated at the average exchange rates over the reporting period and shareholders’ equity amounts are translated based on historical exchange rates as of the date of each transaction. Translation adjustments are not included in determining net income (loss) but are included in foreign currency translation to other comprehensive loss, a component of shareholders’ equity.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, share-based compensation including assessing the probability of meeting performance conditions, income taxes, initial fair value of warrants, and interest expense on liabilities related to future royalties and milestones, net and related cumulative catch-up adjustment, lease term of the Company’s new manufacturing facility (“The Nucleus”), incremental borrowing rates related to the Company’s leased properties and allocation of transaction price using the relative standalone selling price. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.
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
An assessment of the allocation of transaction price using the relative standalone selling price was required for the three and nine months ended September 30, 2024 and 2023 for the BioNTech License and Option Agreement and the Option and License Agreement with Cabaletta Bio Inc. (“Cabaletta”), respectively. See Note 3 for additional information on the allocation of the transaction price for those agreements.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Liabilities related to future royalties and milestones, net and cumulative catch-up adjustments
The Company accounted for each of the Blackstone Collaboration Agreement (See Note 12) (“Blackstone Collaboration Agreement Liability”) and the BioNTech Obe-cel Product Revenue Interest (“BioNTech Liability”) as liabilities measured at amortized cost based on an effective interest rate determined at the outset of the Blackstone Collaboration Agreement Liability related to future royalties and milestones, net is measured based on the Company’s current estimates of the timing and amount of expected future royalties, milestone payments to be paid and the milestones receivable upon the achievement of certain specified clinical, manufacturing and regulatory milestones (each such payment, a “Blackstone Development Payment” and collectively, the “Blackstone Development Payments”) expected to be received over the estimated term of the agreement. Similarly, the BioNTech Liability related to future royalties is measured based on the Company’s current estimates of the timing and amount of expected future royalty expected to be paid over the estimated term of the agreement. Milestone payments pursuant to the BioNTech License and Option Agreement (“BioNTech Milestone Payments”) are payable upon BioNTech’s election, and therefore have not been included in the determination of the effective interest rate or in the measurement of the liability.
The liabilities are amortized using the effective interest rate, resulting in recognition of interest expense over the estimated term of the agreement. Each reporting period the Company assesses the estimated probability, timing and amount of the future expected royalty, milestone payments, the Blackstone Development Payment over the estimated term. If there are changes to the estimates, the Company recognizes the impact to the liability’s amortization schedule and the related interest expense using the cumulative catch-up method.
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
The carrying amount of the Blackstone Collaboration Agreement Liability and BioNTech Liability is based on the Company’s estimate of the future royalties, milestones to be paid to Blackstone by the Company and the expected Blackstone Development Payment to be received over the life of the arrangement as discounted using the initial effective interest rate. The excess estimated present value of future royalties, milestone payments and the future Blackstone Development Payment received over the carrying amount is recognized as a cumulative catch-up adjustment within interest expense using the effective interest rate.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosure by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This guidance is effective for the Company for the year beginning January 1, 2025, with early adoption permitted. The amendments should be applied on a prospective basis, with retrospective application permitted. The Company intends to adopt the guidance in the fiscal year beginning January 1, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material effect on its financial statements and related disclosures in this Quarterly Report on Form 10-Q or in its Annual Report on Form 10-K for the full year ending December 31, 2024.
Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Note 3. License Revenue
License revenue for the three and nine months ended September 30, 2024, and 2023, is presented in the table below by geographical location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
License revenue
United Kingdom	$—	$346	$—	$346
United States	—	60	—	1,352
Germany	—	—	10,091	—
Total license revenue	$—	$406	$10,091	$1,698
Major customers
During the nine months ended September 30, 2024, 100% of the Company’s license revenues were generated from BioNTech. For the nine months ended September 30, 2023, 80% and 20% of the Company's license revenues were primarily generated from Cabaletta and an investee of Syncona Portfolio Limited, respectively.
License and Option Agreement with BioNTech
See Note 1 for a description of the BioNTech License and Option Agreement, under which the Company recognized revenue during the nine months ended September 30, 2024. For further details on the terms and accounting treatment considerations for the BioNTech Agreement, refer to following notes to these interim condensed consolidated financial statements:
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
The Company further determined the consideration received included in the transaction price at contract inception, is to be allocated to the one combined performance obligation. The Company determined that the performance obligation was recognized at a point-in-time, upon the delivery of the transfer of know-how and Binder License to BioNTech. The Company recognized total license revenue of $10.1 million (net of foreign exchange differences), related to the BioNTech License and Option Agreement during the three months ended March 31, 2024. No license revenue was recognized during the three months ended September 30, 2024.
The Company is eligible to receive milestone payments of up to $32.0 million in the aggregate upon the achievement of specified clinical development and regulatory milestones for each Binder Licensed Product that achieves such milestones. The Company is also eligible to receive a low single-digit royalty on net sales of Binder Licensed Products, subject to customary reductions, which are subject to specified limits. The royalty will be increased if BioNTech, its affiliates or sublicensees commercialize a Binder Licensed Product in an indication and country in which the Company or its affiliates or licensees also commercializes a product containing the same binders. Under the BioNTech License and Option Agreement, BioNTech is solely responsible for, and has sole decision-making authority with respect to, at its own expense, the exploitation of Binder Licensed Products. Milestone payments and royalty payments are regarded as variable consideration and will be evaluated under the most likely amount method. Milestone payments and royalty payments were not included in the transaction price, as these amounts were fully constrained as of September 30, 2024.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Technology Options
As the Technology Options are outside the scope of ASC 815, the Company considered other relevant accounting guidance to apply to this component of the BioNTech License and Option Agreement. The Company therefore applied ASC 606, considering particularly the accounting guidance related to any options granted to customers to purchase additional goods or services at a future date as this could provide a material right to the customer. A material right is a promise embedded in a current contract that should be accounted for as a separate performance obligation. The Company determined the Technology Options were not offered at a significant and incremental discount. Accordingly, the Technology Options granted to BioNTech do not represent a material right and, therefore, were not a performance obligation at the outset of the arrangement. The Technology Option exercise fee equates to the standalone selling price of the technologies underlying each option and consequently, the transaction price of $10.0 million was not allocated to the Technology Options’ performance obligation. No Technology Options were exercised during the three and nine months ended September 30, 2024.
Product Options
As the Product Options are precluded from being accounted for under ASC 815 due to the scope exception, management considered the terms of the Product Options and concluded that they should be accounted for as a gain contingency under the scope of ASC 450 - Contingencies (“ASC 450”). The Product Options, unlike the Technology Options, are 1) still subject to negotiation as to the specific activities to be performed by each party, which will be determined and agreed before the Product Options can be exercised, and 2) have not been exercised upon signature of the BioNTech License and Option Agreement. As a result, Product Options are not accounted for under to ASC 606, and no recognition is required under ASC 450, until the Product Options are exercised. No Product Options were exercised during the three and nine months ended September 30, 2024.
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
The Company further determined that the license fee payable constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the one performance obligation. The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation. The Company determined that the performance obligation was recognized at a point-in-time, upon the delivery of the transfer of know-how and research license to Cabaletta. The Company recognized total license revenue of $1.2 million related to the Cabaletta Agreement for the nine months ended September 30, 2023. No license revenue was recognized related to the Cabaletta Agreement for the three and nine months ended September 30, 2024.
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

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Research, Option and License Agreement with an Investee of Syncona Portfolio Limited
The Company entered into a license agreement with an investee of Syncona Portfolio Limited on September 2, 2020. The terms of the agreement include a non-refundable license fee, payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales. During the three and nine months ended September 30, 2023, Company received variable consideration arising from the achievement of a development milestone amounting to $0.4 million. Consequently, the Company recognized license revenue of $0.4 million (net of foreign exchange differences) for the three and nine months ended September 30, 2023.
The future milestones, which represent variable consideration, will be evaluated under the most likely amount method, and were not included in the transaction price, as these amounts were fully constrained as of September 30, 2024. For the three and nine months ended September 30, 2024 and 2023, the Company has not recognized any variable consideration with regards to the development milestones and sales-based milestones with its customers as they are deemed not probable.
Note 4. Interest expense
Interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense on liabilities related to future royalties and milestones, net (refer to Note 12)	$10,280	$5,014	$28,839	$14,878
Cumulative catch-up adjustment arising from the liabilities related to future royalties and milestones, net (refer to Note 12)	—	—	10,870	—
Other interest expense	406	—	420	61
Total interest expense	$10,686	$5,014	$40,129	$14,939
Note 5. Net loss per ordinary share
Basic and diluted net loss per ordinary share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss	$(82,094)	$(45,849)	$(193,056)	$(131,212)
Net loss - basic and diluted	$(82,094)	$(45,849)	$(193,056)	$(131,212)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	266,084,589	173,984,101	251,480,521	173,890,666
Basic and diluted net loss per ordinary share	$(0.31)	$(0.26)	$(0.77)	$(0.75)
For all periods presented, outstanding but unvested restricted stock units, share options and warrants have been excluded from the calculation, because their effects would be anti-dilutive. Therefore, the weighted average number of ordinary shares used to calculate both basic and diluted loss per share is the same for all periods presented.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2024	2023
Unvested restricted stock units	36,186	264,326
Share options	20,382,429	14,074,842
Warrants	3,265,306	3,265,306
Total potentially dilutive securities	23,683,921	17,604,474
Note 6. Fair value measurements
The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines the fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in of the following levels:
• Level 1 — Quoted prices in active markets for identical assets or liabilities.
• Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
• Level 3 — Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents:
Money market funds	$596,387	$596,387	$—	$—
Total	$596,387	$596,387	$—	$—

	December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents:
Money market funds	$184,635	$184,635	$—	$—
Total	$184,635	$184,635	$—	$—
During the three and nine months ended September 30, 2024 and the year ended December 31, 2023, there were no transfers between fair value levels.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Note 7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Research and development claims receivable	$34,766	$19,209
Prepayments	14,057	8,638
VAT receivable	3,140	2,771
Deferred cost	2,237	1,787
Other taxes receivable	1,678	—
Accrued interest income	1,409	999
Lease deposit receivable	993	938
Corporate tax receivable	699	—
Other receivables	598	516
Accounts receivable	—	109
Total prepaid expenses and other current assets	$59,577	$34,967
Note 8. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Lab equipment	$42,857	$32,232
Office equipment	5,571	3,777
Furniture and fixtures	2,519	2,360
Leasehold improvements	15,055	12,728
Assets under construction	13,513	12,539
Less: accumulated depreciation	(35,257)	(28,774)
Total property and equipment, net	$44,258	$34,862

Depreciation expense for the three months ended September 30, 2024 and 2023 was $1.9 million and $1.4 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $5.6 million and $4.8 million, respectively.

Note 9. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Research and development costs	$20,093	$19,825
Compensation and benefits	15,444	14,757
Professional fees	7,584	4,466
VAT accrual	3,964	—
Other accrued liabilities	403	533
Total accrued expenses and other liabilities	$47,488	$39,581

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Note 10. Shareholders’ Equity
Ordinary Shares
Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the Company’s board of directors and declared by the shareholders. As of September 30, 2024, the Company has not declared any dividends.
Restricted Stock Units
At September 30, 2024, restricted stock unit awards for 1,975 ordinary shares had vested but the underlying shares had not been issued. However, these vested restricted stock unit awards have been included in the calculation of the Company’s outstanding shares at September 30, 2024 as they are considered issuable for little or no cash consideration. Subsequent to September 30, 2024, all of the underlying ordinary shares were issued.
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
Note 11. Share-based Compensation
The following table summarizes the total share-based compensation expense included in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,218	$1,525	$2,716	$4,982
General and administrative	2,802	1,335	6,525	2,947
Capitalized	—	4	(2)	19
Total share-based compensation expense	$4,020	$2,864	$9,239	$7,948

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Share Options
The table below summarizes Company’s share option activity during the nine months ended September 30, 2024:

	Number of Options	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2023	17,956,385	$5.64	8.35	$48,968
Granted	3,797,650	4.19		268
Exercised	(214,398)	2.77		480
Forfeited	(902,906)	3.30		857
Expired	(254,302)	9.41		5
Outstanding as of September 30, 2024	20,382,429	$5.45	7.98	$13,411
Exercisable as of September 30, 2024	8,879,183	$8.13	6.88	$4,561
Vested and expected to vest as of September 30, 2024	20,382,429	$5.45	7.98	$13,411

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of ordinary shares for those options in the money as of September 30, 2024

During the nine months ended September 30, 2024, the Company modified the exercise period of 571,352 share options resulting in the recognition of incremental share-based compensation expense of $0.4 million.
The total intrinsic value of options exercised was $0.5 million for the nine months ended September 30, 2024.
The weighted average grant-date fair value of share options granted was $3.02 per share option for the nine months ended September 30, 2024.
As of September 30, 2024, the total unrecognized compensation expense related to unvested share options without performance conditions was $13.5 million, which the Company expects to recognize over a weighted average vesting period of 3.04 years.
As of September 30, 2024, the total unrecognized share-based compensation expense related to unvested share options with performance conditions was $2.9 million, which the Company expects to recognize when the performance condition becomes probable.
Restricted Stock Units
The table below summarizes Company’s restricted stock unit (“RSU”) awards activity during the nine months ended September 30, 2024:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at December 31, 2023	116,436	$3.43
Vested	(79,200)	2.94
Forfeited	(1,050)	6.20
Unvested and outstanding at September 30, 2024	36,186	$4.43
As of September 30, 2024, there was less than $0.1 million of unrecognized share-based compensation expense related to unvested RSUs without performance conditions, which is expected to be recognized over a weighted average period of 1.44 years.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Note 12. Liabilities related to future royalties and milestones, net

Amount in thousands
Balance at 1 January, 2023	$125,900
Interest expense on liability related to future royalties and milestones, net	4,905
Balance at March 31, 2023	$130,805
Interest expense on liability related to future royalties and milestones, net	4,959
Balance at June 30, 2023	$135,764
Interest expense on liability related to future royalties and milestones, net	5,014
Balance at September 30, 2023	$140,778
Interest expense on liability related to future royalties and milestones, net	5,014
Cumulative catch-up adjustment	25,107
Balance at December 31, 2023	$170,899
Initial recognition of BioNTech liability	38,335
Interest expense on liability related to future royalties and milestones, net	8,390
Cumulative catch-up adjustment	10,870
Balance at March 31, 2024	$228,494
Interest expense on liability related to future royalties and milestones, net	10,169
Balance at June 30, 2024	$238,663
Interest expense on liability related to future royalties and milestones, net	10,280
Balance at September 30, 2024	$248,943
During the three months ended September 30, 2024 and 2023, interest expense on liabilities related to future royalties and milestones, net amounted to $10.3 million and $5.0 million, respectively. During the nine months ended September 30, 2024 and 2023, interest expense on liabilities related to future royalties and milestones, net amounted to $28.8 million and $14.9 million, respectively.
During the three months ended September 30, 2024 and 2023 and nine months ended September 30, 2023, there was no cumulative catch-up adjustment (included in interest expense). During the nine months ended September 30, 2024, the cumulative catch-up adjustment amounted to $10.9 million.
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
•Note 13, “Shareholders’ equity”

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In November 2021, the upfront payment of $50.0 million was paid by Blackstone upon execution of the Blackstone Collaboration Agreement. In December 2022, two Blackstone Development Payments were paid by Blackstone of $35.0 million each as a result of (i) the joint steering committee’s review of the Company’s interim analysis of pivotal FELIX Phase 2 clinical trial of obe-cel in r/r B-ALL and (ii) achievement of a pre-agreed manufacturing milestone as a result of completion of planned activities demonstrating the performance and qualification of the Company’s obe-cel’s manufacturing process. On November 8, 2024, the Company was notified by the FDA that the Company has been granted marketing approval for AUCATZYL for the treatment of adult patients (18 years and older) with relapsed or refractory B-cell precursor acute lymphoblastic leukemia (r/r B-ALL). The remaining $30.0 million of Blackstone Development Payments are now payable to the Company as a result of such approval.
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
The Company has accounted for the Obe-cel Product Revenue Interest as a liability primarily due to the Company’s significant continuing involvement in generating the royalty stream. The Company initially recognized the BioNTech Liability at $38.3 million being the face value less debt issuance costs. Once the Company commences commercial sales of AUCATZYL that generate royalties, the Company will recognize the portion of royalties paid to BioNTech as a decrease to the liability with a corresponding reduction in cash.
The carrying amount of the BioNTech Liability is based on the Company’s estimate of the future royalties to be paid to BioNTech to be received over the life of the arrangement as discounted using an effective interest rate. The excess or deficit of estimated present value of future royalties over the initial carrying amount, is recognized using the cumulative catch-up method within interest expense using the initial effective interest rate. The imputed rate of interest on the unamortized portion of the BioNTech Liability was approximately 28.70% as of February 6, 2024, the execution date of the BioNTech Agreements and September 30, 2024.
On a quarterly basis, the Company assesses the amount and timing of expected royalty using a combination of internal projections and forecasts from external sources. To the extent the present value of such payments is greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will adjust the amortization of the BioNTech Liability using the cumulative catch-up method.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Note 13. Leases
Operating leases - Lessee
The Company leases certain office space, laboratory space, and equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present.
Since September 2017, the Company has had an arrangement with Cell Therapy Catapult Limited to lease manufacturing suites at the Cell and Gene Therapy Catapult manufacturing center in Stevenage, United Kingdom. In August 2024, one of the leased manufacturing suites ended and the Company exited the suite. In September 2024, the Company extended the lease term from August 2024 to March 2025 for the remaining manufacturing suite.
On September 19, 2023, the Company entered into a 20-year lease agreement with the landlord of The Nucleus. The Company made fit-out costs in other areas of the building which may be required to be removed at the end of the lease term. On September 10, 2024, the Company completed a variation of the lease for the manufacturing facility, related to additional works at the site. The landlord will provide funding for certain specified improvements to the facility (the “Works”), which the Company commits to undertake on a mutually agreed schedule. Funding received for the Works done are deemed lease incentives in accordance to ASC 842. Once the Works are complete, the rental payments under the lease will be increased according to a specified formula for the remainder of the lease term. The deed of variation does not affect the lease term, which continues to run for 20 years from September 19, 2023.
The Company’s costs as a lessee for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$2,155	$2,061	$6,340	$5,235
Variable costs	157	573	1,186	657
Short term lease costs	72	227	276	451
Total lease costs	$2,384	$2,861	$7,802	$6,343
Supplemental cash flow information for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Nine Months Ended September 30,
Other information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7,067	$7,817

The weighted average remaining lease term and weighted average discount rate of operating leases at September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Weighted-average remaining lease term - operating leases	15.6 years	15.9 years
Weighted-average discount rate - operating leases	8.14%	7.44%

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The maturities of operating lease liabilities as of September 30, 2024 were as follows (in thousands):

Remainder of 2024(1)	$(1,941)
2025(1)	(2,952)
2026(1)	8,514
2027	8,912
2028	8,156
Thereafter	88,819
Total lease payments	109,508
Less: imputed interest	(57,279)
Present value of lease liabilities	$52,229
(1) Includes lease incentives from the Nucleus lease variation amounting to $4.5 million, $11.3 million and $0.9 million, for the year ended December 31, 2024, 2025 and 2026, respectively.
Operating leases - Lessor (sublease agreements)
The Company subleases two manufacturing spaces in Enfield, U.K. to third parties. The annual lease payments to be received for each of the subleased units are £97,000 and £109,000, over lease terms from October 2021 to February 2029 and October 2021 to October 2026, respectively.
The following table shows the sublease rental income for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Sublease rental income	2024	2023	2024	2023
Sublease rental income (included in other income (expense), net)	$63	$61	$186	$181
Total sublease rental income	$63	$61	$186	$181
Future fixed receipts for non-cancellable operating subleases in effect as of September 30, 2024 are receivable as follows (in thousands):

Remainder of 2024	$69
2025	$276
2026	$215
2027	$130
2028	$112
Total lease payments receivable	$802
Note 14. Commitments and Contingencies
License Agreements
The Company has entered into an exclusive license agreement, as amended (the “UCLB License Agreement”), with UCL Business Ltd (“UCLB”). In connection with the UCLB License Agreement, the Company is required to make annual license payments and may be required to make payments to UCLB upon the achievement of specified milestones, including upon regulatory approval for obe-cel. During the three and nine months ended September 30, 2024, less than $0.1 million was paid or payable to UCLB by the Company, relating to the income allocable to the value of the sublicensed intellectual property rights. The BLA approval for AUCATZYL in the fourth quarter of 2024, resulted in the Company now being obligated to make a £10.0 million ($13.4 million translated at the balance sheet date spot rate) regulatory milestone payment in accordance with the UCLB license agreement, which the Company expects to pay in the first quarter of 2025.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In September 2023, the Company entered into a non-exclusive sublicense agreement with Miltenyi Biotech B.V. & Co. KG (“Miltenyi”) under which the Company received a sublicense related to the use of certain Miltenyi products in the Company’s development, manufacture and sale of its products. Under the agreement, the Company is obligated to make specified payments to Miltenyi upon the achievement of certain regulatory and clinical milestones. The Company recognized $0.4 million of expense in aggregate relating to an upfront license payment and milestone payments that were deemed probable during the year ended December 31, 2023. The Company recognized milestone payments of less than $0.1 million during the three and nine months ended September 30, 2024.
Contractual obligations
In July 2022, the Company renegotiated a master services agreement (the “Adaptive Master Services Agreement”) with Adaptive Biotechnologies Corporation (“Adaptive”), under which Adaptive's assay is used to analyze patient samples from r/r B-ALL patients. Under the agreement, the Company is obligated to make specified payments to Adaptive upon the achievement and receipt of certain regulatory approvals and achievement of commercial milestones in connection with the Company’s use of the Adaptive assay. During the year ended December 31, 2023, the Company recognized all contractual milestones relating to this contract, and as a result no contractual milestones were recognized during the three and nine months ended September 30, 2024.
In previous periods, the Company has entered into agreements with certain advisory firms. The Company is obligated to make specified payments upon the achievement of certain strategic transactions involving the Company. During the three and nine months ended September 30, 2024, the Company paid a fee under these agreements.
The Company has estimated the probability of the Company achieving each potential milestone in relation to the agreements with UCLB, Miltenyi and its agreements with certain advisory firms in accordance with ASC 450. The Company considers the regulatory approval, commercial milestones and execution of collaboration agreements probable when actually achieved. Furthermore, the Company recognizes expenses for clinical milestones when their achievement is deemed probable. The Company concluded that, as of September 30, 2024, there were no other milestones for which the likelihood of achievement was currently probable.
Capital Commitments
As of September 30, 2024, the Company’s unconditional purchase obligations for capital expenditures totaled $27.1 million and included signed orders for capital equipment and capital expenditures for construction and related expenditures relating to its properties in the United Kingdom and the United States. The Company expects to incur the full amount of these obligations within one year.
Master Supply Commitments
As of September 30, 2024, the Company’s unconditional purchase obligations with Miltenyi Biotec GmbH for reagents and consumables totaled $0.6 million, which the Company expects to incur within one year.
Distribution Commitments
The Company entered into an Exclusive Distribution Agreement, effective as of April 25, 2024 (the “Effective Date”), with Cardinal Health 105, LLC (“Cardinal Health”). Pursuant to, and subject to the terms and conditions of, the Exclusive Distribution Agreement, the Company engaged Cardinal Health as its exclusive third-party logistics distribution agent for sales of AUCATZYL in the US. The Exclusive Distribution Agreement runs for an initial term of three years following commercial launch and automatically renews for additional terms of one year each, unless either party elects not to renew. Under the terms of the Exclusive Distribution Agreement, the Company must pay to Cardinal Health a one-time start-up fee, and if the Company proceeds with commercialization of obe-cel, upon its launch, a monthly account management fee, and other fees for various services, including post-launch program implementation, information systems, warehouse operations and financial services.
Blackstone and BioNTech Agreements
Refer to Note 12, “Liabilities related to future royalties and milestones, net” for further details about the BioNTech Agreements and Blackstone Agreements.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
BioNTech License and Option Agreement - Product Options gain contingency
As the Product Options within the BioNTech License and Option Agreement were an embedded feature within a freestanding financial instrument, the Company assessed if the Product Options should be accounted for as a derivative under ASC 815. However, the Company determined the Product Options met the scope exception for derivative accounting under ASC 815 and therefore should be accounted for a gain contingency under the scope of ASC 450. As of September 30, 2024, Product Options were not exercised and therefore no amounts were recognized.
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any litigation and did not have contingency reserves established for any liabilities as of September 30, 2024 and December 31, 2023.
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
As of September 30, 2024, the carrying amount of the Blackstone Collaboration Agreement Liability was $203.4 million which included aggregated cumulative non-cash interest expense and cumulative catch-up adjustment of $32.5 million. As of December 31, 2023, the carrying amount of the Blackstone Collaboration Agreement Liability was $170.9 million which included aggregated cumulative non-cash interest expense (including cumulative catch-up adjustments), of $45.0 million. Refer to Note 12, “Liabilities related to future royalties and milestones, net” for further details.
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
As of September 30, 2024, the carrying amount of the BioNTech Liability was $45.5 million which included aggregated cumulative interest expense and cumulative catch-up adjustment of $5.5 million. Refer to Note 12, “Liabilities related to future royalties and milestones, net” for further details.

AUTOLUS THERAPEUTICS PLC
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Note 16. Subsequent Events
The Company evaluated subsequent events through November 12, 2024, the date on which these unaudited condensed consolidated financial statements were issued.
On November 8, 2024 the Company was notified by the FDA that the Company has been granted marketing approval for AUCATZYL (obecabtagene autoleucel) for the treatment of adult patients (18 years and older) with r/r B-ALL.
As described in Note 12, the approval of the Company's BLA for obe-cel triggered the remaining $30.0 million of Blackstone Development payments payable to the Company in accordance with the terms of the Blackstone Collaboration Agreement. The Company expects to receive such amounts during the fourth quarter of 2024. The Company is also obligated to make a £10.0 million regulatory milestone payment in accordance with the UCLB License Agreement, also expected to occur in the first quarter of 2025, resulting in a net increase to cash and cash equivalents of $16.6 million (based on the spot rate at balance date as of September 30, 2024) following approval. These net proceeds are expected to be utilized as part of the Company's resources deployed to support commercialization of AUCATZYL.

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
We maintain our books and records in pounds sterling, our results are subsequently converted to U.S. dollars, and we prepare our consolidated financial statements in accordance with U.S. GAAP, as issued by the FASB. All references in this Quarterly Report on Form 10-Q to “$” are to U.S. dollars and all references to “£” are to pounds sterling. Our unaudited condensed Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the three months ended September 30, 2024 and 2023 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3008 and £1.00 to $1.2657, respectively. Our unaudited condensed Consolidated statements of Operations and Comprehensive Loss and Cash Flows for the nine months ended September 30, 2024 and 2023 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.2768 and £1.00 to $1.2439, respectively. Our unaudited condensed Consolidated Balance Sheet as of September 30, 2024 and audited Consolidated Balance Sheet as of December 31, 2023 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3387 and £1.00 to $1.2730, respectively. These translations should not be considered representations that any such amounts have been, could have been or could be converted into U.S. dollars at those or any other exchange rate as of those or any other dates.
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
Autolus, AUCATZYL and our other trademarks or service marks appearing in this report are our property. Solely for convenience, the trademarks and trade names in this report are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. Products or service names of other companies mentioned in this report may be trademarks, trade names or service marks of their respective owners.
Overview
We are an early commercial-stage biopharmaceutical company developing next-generation programmed T cell therapies for the treatment of cancer and autoimmune diseases. Using our broad suite of proprietary and modular T cell programming technologies, we are engineering precisely targeted, controlled and highly active T cell therapies that are designed to better recognize target cells, break down their defense mechanisms and attack and kill these cells. We believe our programmed T cell therapies have the potential to be best-in-class and to offer patients substantial benefits over the existing standard of care, including the potential for cure in some patients.
Since our inception, we have incurred significant operating losses. For the three months ended September 30, 2024 and 2023, we incurred net losses of $82.1 million and $45.8 million, respectively, and net losses of $193.1 million and $131.2 million for the nine months ended September 30, 2024 and 2023, respectively, and had an accumulated deficit of $1,071.6 million and $878.6 million as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, we had cash and cash equivalents of $657.1 million. Based on our current clinical development and commercialization plans, we believe our existing cash and cash equivalents will be sufficient to fund our current and planned operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of our unaudited condensed consolidated financial statements included in this report.
Recent Developments
Approval of obe-cel in the United States for adult relapsed / refractory (“r/r”) adult B-cell Acute Lymphoblastic Leukemia (“B-ALL”) under the brand name AUCATZYL
On November 8, 2024 we were notified by the U.S. Food and Drug Administration (“FDA”) that we have been granted marketing approval for AUCATZYL/obe-cel (obecabtagene autoleucel) for the treatment of adult patients (18 years and older) with r/r B-ALL. AUCATZYL/obe-cel for adult r/r B-ALL is also under regulatory review in both the EU and the U.K, with marketing authorization submissions accepted by the EMA in April 2024, and the U.K. MHRA in August 2024.

The approval of our Biologics License Application (“BLA”) for AUCATZYL triggered a $30.0 million milestone payment due to us from Blackstone in accordance with the terms of the Blackstone Collaboration Agreement as detailed under Note 12 to the financial statements included in this report. We are also obligated to make a £10.0 million regulatory milestone payment in accordance with the UCLB License Agreement, resulting in a net increase to cash and cash equivalents of $16.6 million (based on the spot rate at balance date as of September 30, 2024) as a result of the approval. These net proceeds are expected to be utilized as part of our resources deployed to support commercialization of AUCATZYL.
Obe-cel in r/r adult B-ALL – The FELIX Study
•We presented updated data from the FELIX trial at the Society of Hematologic Oncology (“SOHO”) meeting in August 2024 which supported our rationale for tumor burden-guided dosing by analyzing the impact of bone marrow blast percentage in patients treated with obe-cel. The data showed the importance of administering a split dose and highlighted the differentiation of obe-cel based on its binding properties and tumor burden-guided approach.
•In October 2024, we presented data at the 2024 Lymphoma, Leukemia & Myeloma Congress which suggested adult patients with r/r B-ALL can achieve comparable outcomes irrespective of the timing of stem cell transplant (“SCT”) either before or after infusion of obe-cel, suggesting no further benefit of consolidative transplant based on this post-hoc analysis. Additionally, obe-cel given as a sole treatment to patients with lower tumor burden at lymphodepletion was associated with better outcomes.
Obe-cel in B-cell mediated autoimmune diseases
•The Phase 1 dose confirmation trial (“CARLYSLE”) in refractory systemic lupus erythematosus (“SLE”) patients is ongoing. We expect to complete enrollment and patient dosing, as well as present initial data in first quarter of 2025. We anticipate that full data with adequate follow-up will be available for presentation in the second half of 2025 at a medical conference.
Pipeline programs in collaboration with University College London
•Clinical programs AUTO8, AUTO6NG and AUTO1/22 are progressing as expected and we are planning data updates for all programs in 2025.
Components of Our Results of Operations
Revenue
We account for our revenue pursuant to the provisions of ASC 606, Revenue from Contracts with Customers. Prior to the approval of AUCATZYL on November 8, 2024, we had no products approved for commercial sale, and we have not generated any revenue from commercial product sales as of September 30, 2024. The total revenue to date has been generated principally from out-licensing agreements. As of September 30, 2024, we had entered into various license agreements which included non-refundable upfront license fees, options for future commercial licenses, payments based upon achievement of clinical development and regulatory objectives, payments based upon achievement of certain levels of product sales, and royalties on licensed product sales.
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
After consultation, we have been advised by His Majesty Revenue and Customs (“HMRC”)that any sale of our obe-cel CAR T therapy to U.K. customers in the future will be considered an exempt supply from a U.K. VAT perspective. Consequently, we have assessed and restricted the amount of U.K. VAT we have historically reclaimed and will continue to do so in the future. The restriction will be based on the estimated U.K. market turnover as a percentage of global turnover. We currently expect revenue from U.K. customers to only represent a small proportion of our overall activity. If the proportion of revenue from U.K. customers increases this would further restrict the amount of U.K. input VAT recovered. Included in research and development expenses is historical irrecoverable input VAT previously claimed on research and development expenses and subsequently reversed.
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
As a company that carries out extensive R&D activities, we make claims under the U.K. R&D tax credit regime. This regime provides companies with a similar tax profile with a tax rebate at an effective rate of between 18.6% (for SME) and 27% (for intensive regime) of qualifying R&D expenditure in an accounting period. The regime’s rules are complex, and if a tax authority were to challenge or seek to disallow our claims (in whole or in part), for example by asserting that the relevant expenditure does not meet the technical conditions to be granted tax credits, then such challenge or disallowance could have a material impact on our cash-flow and financial performance. In addition, future legislative changes to the U.K. R&D tax credit regime may mean that we no longer qualify for it or have a material impact on the extent to which we can make claims (or benefit from them).
The SME regime has been particularly beneficial to us, as under this regime the trading losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 18.6% of qualifying expenditure incurred after April 1, 2023. Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced contract research organization costs and utilities costs incurred as part of research projects for which we do not receive income. A large proportion of costs in relation to our pipeline research, clinical trials management and manufacturing development activities, all of which are being carried out by our subsidiary Autolus Limited, are eligible for inclusion within these tax credit cash rebate claims.
On April 1, 2023, the headline rate under the RDEC regime increased from 13% to 20% and can generate cash rebates of up to 15% (increased from 10.5%) on qualifying R&D expenditure incurred from this date.
The benefit from U.K. RDEC and U.K. SME programs is recognized as income in the Consolidated Statement of Operations and Comprehensive Loss and is subject to tax at the prevailing rate (RDEC only).
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
We currently meet the conditions of the SME regime, but we also can make claims under the RDEC regime to the extent that our projects are grant funded. We do not expect to qualify for the SME regime after December 31, 2024 due to an expected increase in employee headcount. If we cease to qualify under the SME regime, we may make a claim under the RDEC regime for periods ending December 31, 2024, or the merged R&D regime for the period ending December 31, 2025. It should be noted, however, that in some instances the types of qualifying expenditure which we may make claims under the RDEC regime differ to those under the SME regime (for example, it may be the case that certain subcontracted costs in respect of which claims may be made under the SME regime do not qualify for relief under the current RDEC regime).The subcontracted rules under the merged regime are more aligned to the current SME regime.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, related benefits, travel and share-based compensation expense for personnel in executive, finance, legal and other administrative functions. General and administrative expenses also include allocated facility-related costs, patent filing and prosecution costs and professional fees for marketing, insurance, legal, consulting, accounting and audit services. Included in general and administrative expenses is historical irrecoverable input VAT previously claimed on general and administrative expenses and subsequently reversed.
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the planned development of our product candidates. We anticipate an increase in salaries and related benefits as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of AUCATZYL and our other product candidates.
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
Other income (expense), net
Other income (expense), net consists primarily sublease income and gains or losses arising from the termination of leases.
Foreign exchange (losses) gains
Foreign exchange (losses) gains consists primarily of foreign currency transaction gains and losses arising from transactions denominated in foreign currencies.
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
Income Tax (Expense) Benefit
We are subject to corporate taxation in the United Kingdom, United States, Germany and Switzerland. Due to the nature of our business, we have generated losses since inception. Our income tax benefit (expense) recognized represents the sum of the research and development tax credits recoverable in the U.K. and offset by income tax payable in the United States.
Un-surrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the U.K. of $418.1 million at December 31, 2023. A valuation allowance has been recognized against our deferred tax asset relating to our U.K. losses. We carried a $3.4 million deferred tax asset balance related to the U.S. entity at September 30, 2024 for which there is no valuation allowance. At September 30, 2024, we recorded a full valuation allowance against the net deferred tax asset in the U.K., as the recoverability due to future taxable profits was uncertain. On April 1, 2023, the main rate of the U.K. corporation tax was increased to 25% for companies with profits in excess of £250,000, or the small profits rate of 19% for companies with profits of £50,000 or less (with marginal relief from the main rate available to companies with profits between £50,000 and £250,000).
In the event we generate revenues in the future, we may benefit from the U.K. “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%.

Results of Operations
Comparison of Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024, and 2023 (in thousands):

	Three Months Ended September 30,		Change	Change
	2024	2023	(in thousands)	(in percentage)
License revenue	$—	$406	$(406)	(100)%
Operating expenses:
Research and development	(40,323)	(32,318)	(8,005)	25%
General and administrative	(27,330)	(10,611)	(16,719)	158%
Loss on disposal of property and equipment	(223)	—	(223)	100%
Impairment of operating lease right-of-use assets and related property and equipment	—	(382)	382	(100)%
Total operating expenses, net	(67,876)	(42,905)	(24,971)	58%
Other income, net	54	136	(82)	(60)%
Foreign exchange losses	(11,884)	(1,733)	(10,151)	586%
Interest income	8,320	3,646	4,674	128%
Interest expense	(10,686)	(5,014)	(5,672)	113%
Total other expense, net	(14,196)	(2,965)	(11,231)	379%
Net loss before income tax	(82,072)	(45,870)	(36,202)	79%
Income tax (expense) benefit	(22)	21	(43)	(205)%
Net loss	$(82,094)	$(45,849)	$(36,245)	79%
License Revenue
No license revenues were recognized for the three months ended September 30, 2024. License revenue amounting to $0.4 million for the three months ended September 30, 2023 primarily relates to revenue recognized arising from an existing license agreement with an investee of Syncona Portfolio Limited, which is a holder of more than 10% of our share capital.
Research and Development Expenses
The following tables provide additional detail on our research and development expenses (in thousands):

	Three Months Ended September 30,		Change (in thousands)	Change (in percentage)
	2024	2023
Direct research and development expenses
B cell malignancies (Obe-cel, AUTO1/22 & AUTO3)	$7,729	$4,779	$2,950	62%
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	132	761	(629)	(83)%
Total direct research and development expense	$7,861	$5,540	$2,321	42%

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	$23,129	$15,603	7,526	48%
Indirect research and development expense*	9,333	11,175	(1,842)	(16)%
Total research and development expenses	$40,323	$32,318	$8,005	25%
* Indirect research and development expense is net of U.K. research and development tax credits

Research and development expenses increased by $8.0 million to $40.3 million for the three months ended September 30, 2024 from $32.3 million for the three months ended September 30, 2023 primarily due to:
•an increase of $7.5 million in salaries and other employment related costs including share-based compensation expense, which was mainly driven by an increase in the number of employees engaged in research and development activities,
•an increase of $2.8 million in general office expenses primarily relating to historical irrecoverable input VAT due to a change in VAT treatment,
•an increase of $1.8 million in clinical costs primarily relating to our research and development activities, including transport costs of manufacturing consumables,
•an increase of $0.8 million in depreciation and amortization related to property and equipment, and
•an increase of $0.1 million in information technology infrastructure maintenance cost, offset in part by:
•a decrease of $3.5 million in professional consulting and legal fees in relation to our research and development activities,
•a decrease of $1.2 million in facilities costs, and
•an increase of $0.3 million in U.K. R&D tax credits (decrease in R&D expense) due primarily to an increase in qualifying research and development expenditures related to the SME scheme.
General and Administrative Expenses
General and administrative expenses increased by $16.7 million to $27.3 million for the three months ended September 30, 2024 from $10.6 million for the three months ended September 30, 2023 primarily due to:
•an increase of $9.1 million in salaries and other employment related costs including share-based compensation expense, which was mainly driven by an increase in the number of employees engaged in general and administrative activities,
•an increase of $7.2 million in costs related to commercial-stage readiness activities,
•an increase of $1.2 million in costs related to general office expenses, primarily relating to historical irrecoverable input VAT due to a change in VAT treatment, partially offset by:
•a decrease of $0.7 million in legal and professional fees related to our general and administrative activities, and
•a decrease of $0.1 million in depreciation and amortization related to property and equipment.
Loss on disposal of property and equipment
For the three months ended September 30, 2024, a loss on disposal of $0.2 million was recognized related to a manufacturing facility in Stevenage, U.K that we exited. There were no such disposals during the three months ended September 30, 2023.
Impairment of Operating Lease Right-of-use Assets and Related Property and Equipment
For the three months ended September 30, 2023, we recognized an impairment loss on operating lease right-of-use assets and related property and equipment of $0.4 million related to a leased property in Stevenage, United Kingdom. There was no similar impairment recognized for the three months ended September 30, 2024.
Foreign exchange losses
Foreign exchange losses increased to $11.9 million for the three months ended September 30, 2024 from $1.7 million for the three months ended September 30, 2023. The increase of $10.2 million was primarily due to the strengthening of the pound sterling exchange rate relative to the U.S. dollar resulting in a net foreign exchange loss.
Interest income
Interest income increased to $8.3 million for the three months ended September 30, 2024, as compared to $3.6 million for the three months ended September 30, 2023. The increase in interest income of $4.7 million primarily related to increase in yield and also higher account balances associated with our cash and cash equivalents during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Interest expense
Interest expense increased to $10.7 million for the three months ended September 30, 2024 as compared to $5.0 million for the three months ended September 30, 2023. Interest expense increased by $5.7 million primarily due to an increase in the balance of the liabilities for future royalties and milestones, net associated with our Collaboration Agreement with Blackstone and the BioNTech License and Option Agreement which was executed in February 2024.

Comparison of Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024, and 2023 (in thousands):

	Nine Months Ended September 30,		Change (in thousands)	Change (in percentage)
	2024	2023
License revenue	$10,091	$1,698	$8,393	494%
Operating expenses:
Research and development	(107,606)	(92,938)	(14,668)	16%
General and administrative	(67,410)	(31,017)	(36,393)	117%
Loss on disposal of property and equipment	(223)	(3,791)	3,568	(94)%
Impairment of operating lease right-of-use assets and related property and equipment	(414)	(382)	(32)	8%
Total operating expenses, net	(165,562)	(126,430)	(39,132)	31%
Other income, net	161	109	52	48%
Foreign exchange losses	(12,368)	(442)	(11,926)	2698%
Interest income	24,908	10,495	14,413	137%
Interest expense	(40,129)	(14,939)	(25,190)	169%
Total other expense, net	(27,428)	(4,777)	(22,651)	474%
Net loss before income tax	(192,990)	(131,207)	(61,783)	47%
Income tax expense	(66)	(5)	(61)	1220%
Net loss	$(193,056)	$(131,212)	$(61,844)	47%
License Revenue
License revenue amounting to $10.1 million for the nine months ended September 30, 2024 related to license revenue recognized pursuant to the License and Option Agreement with BioNTech. License revenue of $1.7 million for the nine months ended September 30, 2023 primarily related to the execution of the Cabaletta Bio Inc. (“Cabaletta”) Option and License Agreement, which included recognition of a non-refundable license fee and license revenue from an investee of Syncona Portfolio Limited, which is a holder of more than 10% of our share capital.
Research and Development Expenses
The following tables provide additional detail on our research and development expenses (in thousands):

	Nine Months Ended September 30,		Change (in thousands)	Change (in percentage)
	2024	2023
Direct research and development expenses
B cell malignancies (Obe-cel, AUTO1/22 & AUTO3)	$19,750	$12,933	$6,817	53%
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	1,176	2,304	(1,128)	(49)%
Total direct research and development expense	$20,926	$15,237	$5,689	37%

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	56,604	46,485	10,119	22%
Indirect research and development expense	30,076	31,216	(1,140)	(4)%
Total research and development expenses	$107,606	$92,938	$14,668	16%
* Indirect research and development expense is net of U.K. research and development tax credits

Research and development expenses increased by $14.7 million to $107.6 million for the nine months ended September 30, 2024 from $92.9 million for the nine months ended September 30, 2023 primarily due to:
•an increase of $10.1 million in salaries and other employment related costs, including share-based compensation expense, which was mainly driven by an increase in the number of employees engaged in research and development activities,
•an increase of $6.9 million in clinical costs primarily relating to our research and development activities including transport costs of manufacturing consumables,
•an increase of $2.7 million in general office expenses primarily relating to historical irrecoverable input VAT due to a change in VAT treatment,
•an increase of $1.2 million in facilities costs related primarily to our new manufacturing facility, The Nucleus, in Stevenage, U.K. as well as increases in costs related to maintaining our current leased properties, and
•an increase of $1.0 million in depreciation and amortization related to property and equipment, offset in part by:
•a decrease of $5.0 million in professional consulting and legal fees in relation to our research and development activities,
•an increase of $1.6 million in U.K. R&D tax credits (decrease in R&D expense) due primarily to an increase in qualifying research and development expenditures related to the SME scheme, and
•a decrease of $0.6 million in information technology infrastructure maintenance costs.
General and Administrative Expenses
General and administrative expenses increased by $36.4 million to $67.4 million for the nine months ended September 30, 2024 from $31.0 million for the nine months ended September 30, 2023 primarily due to:
•an increase of $20.4 million in salaries and other employment related costs, including share-based compensation expense, which was mainly driven by an increase in the number of employees engaged in general and administrative activities,
•an increase of $12.0 million in costs related to commercial-stage readiness activities,
•an increase of $1.7 million in legal and professional fees related to our general and administrative activities,
•an increase of $1.2 million in costs related to general office expenses, primarily relating to historical irrecoverable input VAT due to a change in VAT treatment,
•an increase of $0.9 million related to information technology infrastructure and support for information systems related to the conduct of corporate and commercial operations, and
•an increase of $0.2 million in facility costs due to the increase in space utilized for general and administrative activities and related to general office expense,
Loss on disposal of property and equipment
For the nine months ended September 30, 2024, a loss on disposal of $0.2 million was recognized related to a manufacturing facility in Stevenage, U.K that we exited. For the nine months ended September 30, 2023, we recognized a loss on disposal of property and equipment of $3.8 million related to fixed assets no longer being utilized in the manufacturing facility exited in Stevenage, United Kingdom.
Impairment of Operating Lease Right-of-use Assets and Related Property and Equipment
For the nine months ended September 30, 2024, respectively, we recognized an impairment loss on operating lease right-of-use assets and related property and equipment of $0.4 million related to a leased property in Enfield, United Kingdom. For the nine months ended September 30, 2023, we recognized an impairment loss on operating lease right-of-use assets and related property and equipment of $0.4 million related to a leased property in Stevenage, United Kingdom.
Foreign exchange losses
Foreign exchange losses increased to $12.4 million for the nine months ended September 30, 2024 from $0.4 million for the nine months ended September 30, 2023. The increase of $12.0 million was primarily due to the strengthening of the pound sterling exchange rate relative to the U.S. dollar resulting in a net foreign exchange loss.
Interest Income
Interest income increased to $24.9 million for the nine months ended September 30, 2024, as compared to $10.5 million for the nine months ended September 30, 2023. The increase in interest income of $14.4 million primarily related to increase in yield and also higher account balances associated with our cash and cash equivalents during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Interest expense
Interest expense increased to $40.1 million for the nine months ended September 30, 2024 as compared to $14.9 million for the nine months ended September 30, 2023. Interest expense increased by $25.2 million primarily due to an increase in the balance of the liabilities for future royalties and milestones, net associated with our Collaboration Agreement with Blackstone and the BioNTech License and Option Agreement which was executed in February 2024.
Liquidity and Capital Resources
Since our inception, we have not generated any commercial product revenue and have incurred operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we market AUCATZYL and advance our other product candidates through preclinical and clinical development and seek regulatory approval and pursue commercialization of any additional approved products. As a result, we will need significant additional capital to fund our operations until such time as we can generate significant revenue from sales of AUCATZYL or other products.
As of November 8, 2024, we have one product approved for commercial sale in the United States, AUCATZYL, but have not yet generated any revenue from commercial product sales. We have funded our operations to date primarily with proceeds from government grants, sales of our equity securities, through public offerings and pursuant to our at-the-equity market facility, through U.K. research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements and strategic collaboration and financing agreements. From our inception in 2014 through September 30, 2024, we have raised an aggregate of $1.7 billion from these capital sources.
As of September 30, 2024, we had cash and cash equivalents of $657.1 million.
Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(168,337)	$(120,754)
Net cash used in investing activities	(10,963)	(9,509)
Net cash provided by (used in) financing activities	559,547	(906)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	37,955	5,257
Net increase (decrease) in cash, cash equivalents and restricted cash	$418,202	$(125,912)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2024, operating activities used $168.3 million of cash, resulting from our net loss of $193.1 million and net cash used resulting from changes in our operating assets and liabilities of $20.7 million, partially offset by non-cash charges of $45.4 million. The non-cash charges related to interest expense including cumulative catch-up adjustments on liabilities related to future royalties and milestones, net of $39.7 million, share-based compensation of $9.2 million, depreciation and amortization of $5.6 million, non-cash operating lease expense of $3.5 million, impairment of operating lease right-of-use assets and related property and equipment of $0.4 million, loss on disposal of property and equipment of $0.2 million and loss on termination of operating lease of $0.2 million, which was offset by foreign exchange differences of $13.1 million and deferred income tax movement of $0.3 million. Net cash used in operating activities resulting from changes in our operating assets and liabilities for the nine months ended September 30, 2024 consisted primarily of a net increase of $21.6 million in prepaid expenses and other current and non-current assets and a decrease of $4.1 million in our operating lease liability, offset by an increase in accrued expenses and other liabilities of $3.7 million and an increase in accounts payable of $1.3 million.

During the nine months ended September 30, 2023, operating activities used $120.8 million of cash, resulting from our net loss of $131.2 million, and net cash used resulting from changes in our operating assets and liabilities of $23.5 million, partially offset by non-cash charges of $33.9 million. The non-cash charges related to interest expense including cumulative catch-up adjustments on liabilities related to future royalties and milestones, net of $14.9 million, share-based compensation of $7.9 million, depreciation and amortization of $4.8 million, loss on disposal of property and equipment of $3.8 million, non-cash operating lease expense of $2.9 million, impairment of operating lease right-of-use assets and related property and equipment of $0.4 million and loss on termination of operating lease of $0.1 million, which was offset by deferred income tax movement of $0.5 million and foreign exchange differences of $0.4 million. Net cash used in operating activities resulting from changes in our operating assets and liabilities for the nine months ended September 30, 2023 consisted primarily of a $12.0 million decrease in current and non-current operating lease liabilities, a decrease in accrued expenses and other liabilities of $6.8 million, net of operating lease right of use assets, and a net increase of $5.7 million in prepaid expenses and other current and non-current assets, offset by a decrease in long-term deposits of $0.9 million and an increase in accounts payable of $0.1 million.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2024 and 2023, we used $11.0 million and $9.5 million, respectively, of cash in investing activities, all of which consisted of purchases of property and equipment.
Net Cash Provided by (Used in) Financing Activities
During the nine months ended September 30, 2024, net cash provided by financing activities of $559.5 million related to net aggregate proceeds raised from the BioNTech Agreements and our underwritten offering of ADSs. During the nine months ended September 30, 2023, net cash used in financing activities of $0.9 million was primarily for payments of issuance costs relating to a prior equity financing.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we begin to market and sell AUCATZYL, operate our new commercial manufacturing facility and advance the preclinical activities and clinical trials of our other product candidates. Our expenses will increase as we:
•establish and expand our sales, marketing and distribution infrastructure in connection with commercializing AUCATZYL and other product candidates for which we may obtain marketing approval and intend to commercialize on our own or jointly;
•seek regulatory approvals for any other product candidates that successfully complete preclinical and clinical trials;
•hire additional clinical, medical and development personnel;
•expand our infrastructure and facilities to accommodate our growing employee base; and
•maintain, expand and protect our intellectual property portfolio.
Our primary uses of capital are compensation and related expenses, clinical costs, external research and development services, laboratory and related supplies, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support the development of our product candidates and commercialization of AUCATZYL. We also expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
Based on our current clinical development and commercial plans, we believe our current cash and cash equivalents will be sufficient to fund our current and planned operating expenses and capital expenditure requirements for at least the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•our ability to continue to execute our commercialization strategies for AUCATZYL and, if approved, our other product candidates;
•the scope, progress, outcome and costs of our clinical trials and other research and development activities;
•the costs, timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for AUCATZYL or any of our product candidates for which we receive marketing approval;

•the revenue, if any, received from commercial sale of AUCATZYL or our other product candidates, should any receive marketing approval;
•the costs and timing of hiring new employees to support our continued growth;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•the extent to which we in-license or acquire additional product candidates or technologies.
Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, reimbursable U.K. research and development tax credits and receipts from the SME and RDEC schemes, out-licensing agreements, or strategic collaboration agreements. To the extent that we raise additional capital through the sale of equity, the ownership interest of existing shareholders will be diluted. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, out-licensing agreements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
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
An assessment of the allocation of transaction price using the relative standalone selling price was required for the nine months ended September 30, 2024 and 2023 for the BioNTech License and Option Agreement, the Research, Option and License Agreement with Cabaletta and Research, Option and License Agreement with an investee of Syncona Portfolio Limited, respectively.
Liabilities related to future royalties and milestones, net and cumulative catch-up adjustments
We accounted for the Blackstone Collaboration Agreement and the BioNTech Obe-cel Product Revenue Interest, (“BioNTech Liability”) as liabilities measured at amortized cost based on an effective interest rate determined at the outset of the arrangement. The Blackstone Collaboration Agreement Liability related to future royalties and sales milestones, net is measured based on our current estimates of the timing and amount of expected future royalty and milestone payments to be paid and the Blackstone Development Payments expected to be received over the estimated term of the agreement. Similarly, the BioNTech Liability related to future royalties is measured based on our current estimates of the timing and amount of expected future royalty expected to be paid over the estimated term of the agreement. Milestone payments (“BioNTech Milestone Payments”) pursuant to the BioNTech License and Option Agreement are payable upon BioNTech's election, and therefore have not been included in the determination of the effective interest rate or in the measurement of the liability.

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
Contractual Obligations
As of September 30, 2024, other than disclosed within Notes 12 to 14 to our unaudited condensed consolidated financial statements included in this report, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
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
Interest Rate Risk
Our exposure to interest rate sensitivity is primarily impacted by changes in the underlying U.S. and U.K. bank interest rates. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $657.1 million and $239.6 million, respectively. Our surplus cash has been invested in interest-bearing savings and money market funds. We have not entered into investments for trading or speculative purposes. An immediate hypothetical one percentage point change in interest rates would have resulted in a $1.8 million increase in interest income on our unaudited condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2024.
As of September 30, 2024 the Blackstone Collaboration Agreement Liability has a fixed effective interest rate and is not subject to any fluctuations due to interest rates. However, the effective interest rate for the BioNTech Liability may be subject to fluctuations due to the discretionary nature of certain contractual payments to us. We have no other debt outstanding that is subject to interest rate variability. The carrying amount of the Blackstone Collaboration Agreement Liability and BioNTech Liability is based on our estimate of the future royalties, milestones to be paid to Blackstone by us and the expected Blackstone Development Payment to be received over the life of the arrangement as discounted using the initial effective interest rate. The excess or deficit of estimated present value of future royalty, milestone payments and the future Blackstone Development Payment received over the carrying amount is recognized as a cumulative catch-up adjustment within interest expense using the effective interest rate.

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
As of September 30, 2024, substantially of our cash and cash equivalents were held by one of our U.K. subsidiaries, of which approximately 29% were denominated in pound sterling and approximately 71% were denominated in U.S. dollars, with immaterial amounts denominated in euros and Swiss francs. The significant remainder of our cash and cash equivalents are held by our U.S. subsidiary and denominated in U.S. dollars.
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
We maintain our accounting records in pounds sterling, our functional currency, and present our consolidated financial statements in U.S. dollars for financial reporting purposes. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. We recorded foreign exchange losses of $11.9 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and foreign exchange losses of $12.4 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, which are included in other income (expense), net in the unaudited condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to control deficiencies in our internal control over financial reporting which constituted a material weakness.

In connection with the review of our unaudited condensed consolidated financial statements for the quarter ended March 31, 2024, we identified a material weakness in relation to accounting for complex transactions. The material weakness did not allow us to identify, understand and evaluate the impact of certain key aspects of the accounting for the BioNTech Agreements. Our process as designed was inadequate to deal with the complexity of the accounting for the transaction and did not allow for an effective and timely evaluation of key aspects of the agreements and their impact on the financial statements.
Our remediation plan includes a redesign of the process for dealing with complex accounting transactions which will allow us to identify, understand and evaluate the impact of any key judgements, estimates or other factors which might have a material impact on the financial statements. Our plan for remediation will encompass: (i) structured project plans allowing us to manage multiple stakeholders, including any specialists we use in our work on complex accounting transactions; (ii) the use of summary outputs allowing for earlier review of key judgements, estimates and other factors which impact the financial statements; and (iii) enhancing our review process and controls, including building in more time to allow for their effective operation.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our business is subject to numerous risks. You should carefully consider and evaluate each of the following factors as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements, and related notes, the risk factors discussed in our Annual Report on Form 10-K, which we filed with the SEC on March 21, 2024, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price our ADSs could decline. You should also consider the more detail description of our business contained in our Annual Report on Form 10-K.
Risks Related to Our Financial Position and Need For Capital
We are an early commercial stage biopharmaceutical company and have incurred significant losses since our inception. We expect to continue to incur losses for the foreseeable future.
We are an early commercial stage biopharmaceutical company with a limited operating history, and we have incurred significant net losses since our inception in 2014. We have incurred losses of $208.4 million, $148.8 million and $142.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $878.6 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities, including ADSs, licensing and collaboration arrangements and strategic financing.
We currently have one product, AUCATZYL (obe-cel), approved for commercial sale, and while we have generated revenue from licensing, we are devoting substantially all of our financial resources and efforts to manufacturing and commercializing AUCATZYL and for the research and development of our other programmed T cell product candidates and T cell programming technologies. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront operating and capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable.

Should we be unsuccessful in our commercialization efforts for AUCATZYL or if the rates of market acceptance do not meet our expectations, we may not generate sufficient revenue. We expect that it could take several years until any of our other product candidates receive marketing approval and are commercialized, and we may never be successful in obtaining marketing approval and commercializing any of our other product candidates, including obe-cel in additional indications. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. These net losses will adversely impact our shareholders’ equity and net assets and may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
•expand our sales, marketing and distribution infrastructure to commercialize AUCATZYL/obe-cel and any other product candidate for which we may obtain regulatory approval;
•make required milestone, royalty and revenue sharing payments to third parties under license and collaboration agreements;
•continue to scale up internal and external manufacturing capacity with the aim of securing sufficient quantities to meet our capacity requirements for commercialization of AUCATZYL and clinical trials of our other product candidates;
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
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•develop, maintain, expand and protect our intellectual property portfolio;
•acquire or in-license other product candidates and technologies;
•hire additional clinical, quality control and manufacturing personnel;
•add clinical, operational, financial and management information systems and personnel, including personnel to support the commercial development of AUCATZYL, as well as our other product development and future commercialization efforts;
•expand our operations in the United States, Europe and other geographies; and
•incur additional legal, accounting and other expenses associated with operating as a public company.
To become and remain profitable, we must succeed in commercializing AUCATZYL and developing and eventually commercializing other products that generate significant revenue. This will require us to be successful in a range of challenging activities, including marketing and selling AUCATZYL and any future products for which we may obtain regulatory approval, completing preclinical studies and clinical trials of our product candidates, preparing a satisfactory filing package for regulatory authorities, obtaining regulatory approval, manufacturing, marketing and selling any products for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.
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
We will need additional funding to successfully commercialize AUCATZYL and to complete the development of and commercialize our other product candidates, which may not be available on acceptable terms, if at all.
Unless and until we are able to successfully commercialize AUCATZYL and achieve significant revenue from sales, we will require substantial additional funding to meet our financial needs and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our product development programs or commercialization efforts.

Since our inception, we have devoted substantially all of our resources to fund the operating expenses and capital expenditure requirements associated with the research and development of AUCATZYL and our other product candidates. Even once we begin to generate revenue from sales of AUCATZYL, we will need to raise additional capital to reach profitability as well as to complete the development and commercialization of our other programmed T cell product candidates, and in connection with our continuing operations, strategy and other planned activities. Our future capital requirements will depend on many factors, including:
•our ability to execute our commercialization strategies for and generate revenue from sales of AUCATZYL and, if approved, our other product candidates;
•the progress, results and costs of laboratory testing, manufacturing, and preclinical and clinical development of our current and future product candidates;
•the timing and amounts of any milestone, royalty payments or revenue sharing payments we may be required to make under current or future license or collaboration agreements;
•the costs of leasing, building out, equipping, and operating the facilities necessary to research, develop, manufacture and commercialize our product candidates, as well as to support our continuing operations;
•the costs of hiring additional clinical, quality control and manufacturing personnel;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution, for any future product candidates for which we receive marketing approval;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•the costs of operating as a public company.
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, AUCATZYL, or our other product candidates, if approved, may not achieve commercial success. Our product revenues in the near term will be derived primarily from sales of AUCATZYL in the US, as we that we do not expect to generate material revenues from obe-cel in other jurisdictions or from other pipeline programs, for up to several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
In November 2021, we entered into a collaboration agreement with Blackstone (the “Blackstone Collaboration Agreement”) pursuant to which Blackstone agreed to pay us up to $150 million to support the continued development and commercialization of AUCATZYL/obe-cel and next-generation product candidates (collectively, the “Collaboration Products”) in exchange for our agreement to make substantial payments to Blackstone following approval of such Collaboration Products. These payments include a single-digit percentage payment on worldwide net sales of (i) the Collaboration Products in any indication and (ii) AUTO3 for the treatment of B-cell leukemias and lymphomas, by us and any of our licensees, as well as sales milestone payments relating to such net sales. Such payments to Blackstone could increase our cash requirements and could impair our liquidity. Through December 31, 2023, Blackstone paid $120 million to us under the terms of the Blackstone Collaboration Agreement. Following the approval of AUCATZYL, we expect to receive the remaining $30 million in the fourth quarter of 2024.
In connection with the Collaboration Agreement, Blackstone was granted a security interest in substantially all of our assets. The Collaboration Agreement also contains negative covenants that restrict us from (a) granting liens on certain of our assets, including liens on the intellectual property relating to the Collaboration Products, except for certain permitted liens, (b) making distributions or dividends, except for certain permitted distributions, (c) entering into development or commercialization license transactions with respect to the Collaboration Products, except that we are permitted to enter into any such development or commercialization license transactions with certain pharmaceutical companies, including those companies that have annual sales in excess of an agreed threshold, (d) consummating certain change in control transactions, (e) selling royalties or entering into similar financials transactions involving the sale of revenues or royalties, or (f) acquiring subsidiaries without joining such subsidiary as a party to the Blackstone Collaboration Agreement. These restrictions could inhibit our ability to pursue our business strategies and may limit our ability to, among other things, incur secured indebtedness, encumber assets, pay dividends or make other distributions to holders of our capital stock, license-out the Collaboration Products, complete mergers or acquisitions, or sell royalties. However, the security interest and negative covenants will expire upon the first commercial sale of AUCATZYL.
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
Under the BioNTech License Agreement with BioNTech entered into in February 2024, we also agreed to pay BioNTech a low single-digit percentage of annual net revenue of AUCATZYL/obe-cel, which may be increased up to a mid-single digit percentage, in exchange for milestone payments of up to $100 million in the aggregate on achievement of certain regulatory events for specific new indications upon BioNTech's election. Such payments to BioNTech could increase our cash requirements and could impair our liquidity.
Risks Related to the Commercialization of AUCATZYL and Our Other Product Candidates
AUCATZYL and any other product candidates, if approved, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, thereby limiting our potential to generate revenue.
AUCATZYL and any other product candidates, if approved, may not achieve market acceptance among physicians, patients, hospitals, including pharmacy directors, and third-party payors and, ultimately, may not be commercially successful. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. FDA’s investigation into secondary malignancies associated with CAR T cell therapies and other similar actions could result in increased government regulation, unfavorable public perception and publicity, stricter labeling requirements for AUCATZYL and those product candidates that are approved, and a decrease in demand for AUCATZYL or any such product candidates. The degree of market acceptance of AUCATZYL, and any other product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the timing of market introduction of those products compared to competitive products;
•the continued safety and efficacy of those products;
•the clinical indications for which our product candidates are approved;
•physicians, hospitals, cancer treatment centers, and patients considering our product and product candidates as a safe and effective treatment;
•hospitals and cancer treatment centers establishing the infrastructure required for the administration of redirected T cell therapies;

•the potential and perceived advantages of our product and product candidates over alternative treatments;
•the prevalence and severity of any side effects;
•product labeling or product insert requirements of the FDA, the European Commission or other regulatory authorities;
•limitations or warnings contained in the labeling approved by the FDA or the European Commission;
•the cost of treatment in relation to alternative treatments;
•the amount of upfront costs or training required for physicians to administer our product and product candidates;
•the availability of coverage, adequate reimbursement, and pricing by third-party payors and government authorities;
•the willingness and ability of patients to pay out-of-pocket in the absence of comprehensive coverage and adequate reimbursement by third-party payors and government authorities;
•relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•the effectiveness of our sales and marketing efforts and distribution support.
Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of AUCATZYL and our other product candidates, if approved, may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our product candidates. Because we expect sales of AUCATZYL and any future products, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of those products to find market acceptance would harm our business and could require us to seek additional financing.
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
If we are unable to fully develop our sales, marketing and distribution capability on our own , or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing AUCATZYL, or our other product candidates, if and when approved.
We have spent significant resources to build our global commercialization capabilities in anticipation of the commercial launch of AUCATZYL. To achieve commercial success for AUCATZYL or any other product candidate for which we may obtain marketing approval, we will need to maintain a sales and marketing organization and establish logistics and distribution processes to commercialize and deliver our product candidates to patients and healthcare providers. The development of sales, marketing and distribution capabilities has required and will continue to require substantial resources, will be time-consuming and could delay any product launch. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. In addition, none of the members of our sales force have promoted any medicine for treatment of adult r/r B-ALL prior to the launch of AUCATZYL. We have spent and will continue to expend significant time and resources to train our sales force to be able to educate physicians on the benefits of prescribing and pharmacists dispensing AUCATZYL. Furthermore, we must train our sales force to ensure that a consistent and appropriate message about AUCATZYL is being delivered to our potential customers. We may experience turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate physicians about the benefits of AUCATZYL and its proper administration and label indication, as well as our patient assistance programs, our efforts to successfully commercialize AUCATZYL could jeopardize, which could have a material adverse effect on our financial condition, share price and operations.
If we are unable or decide not to establish internal sales, marketing and distribution capabilities, in any territory, we would have to pursue collaborative arrangements regarding the sales and marketing of our products. However, we may not be successful in entering into arrangements with third parties to sell, market and distribute AUCATZYL/obe-cel or our other product candidates or may be unable to do so on terms that are favorable to us, or if we are able to do so, that they would be effective and successful in commercializing our products. Our product revenues and our profitability, if any, would likely be lower than if we were to sell, market and distribute AUCATZYL/obe-cel and any other product candidates that we develop ourselves. In addition, we would have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market AUCATZYL/obe-cel and any of our other product candidates effectively.

The incidence and prevalence for target patient populations for AUCATZYL and our other product candidates have not been established with precision. If the market opportunities for AUCATZYL and our other product candidates are smaller than we estimate, our revenue and ability to achieve profitability will be adversely affected, possibly materially.
The total addressable market opportunity for AUCATZYL and our other product candidates will ultimately depend upon, among other things, acceptance by the medical community and patient access, product pricing and reimbursement as well as expansion into additional markets. The number of patients who may benefit from AUCATZYL or our other future products may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, which may prove to be the wrong choice and may adversely affect our business.
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
Due to their promising clinical therapeutic effect in clinical exploratory trials, engineered T cell therapies, redirected T cell therapies in general and antibody-drug conjugates are being pursued by multiple biotechnology and pharmaceutical companies, including Novartis AG (“Novartis”), Gilead Sciences, Inc. (“Gilead”), Bristol-Myers Squibb (“BMS”), Janssen Biotech Inc., TwoSeventy Bio Inc., Legend Biotech Corp., GSK plc, AstraZeneca Plc, Pfizer Inc., BioNTech, Astellas Pharma Inc., ADC Therapeutics SA, Roche Holding AG, Seattle Genetics, and Amgen Inc. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, more effectively marketed and sold or less costly than any product candidates that we may develop, which could render our product candidates non-competitive and obsolete.
We have received marketing approval from the FDA for AUCATZYL for the treatment of adult r/r B-ALL. Novartis, Gilead and BMS have also received marketing approval for anti-CD19 CAR T cell therapies. Gilead's therapy was approved for the treatment of adult ALL in October 2021. AUCATZYL is expected to compete directly with these companies and therapies. In addition, some companies, such as Cellectis, Inc., Les Laboratoires Servier SAS, Allogene Therapeutics Inc., Lyell Immunopharma, Cargo Therapeutics and Crispr Therapeutics AG are pursuing allogenic T cell products that could compete with our programmed T cell product candidates.
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
These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Coverage and adequate reimbursement may not be available for AUCATZYL or our current or any future product candidates, which could make it difficult for us to sell profitably, if approved.
Market acceptance and sales of our product and any product candidates that we commercialize, if approved, will depend in part on the extent to which reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for our product or any product candidates that we develop, once approved, will be made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may incur significant costs to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our product, and product candidates, once approved, in addition to the costs required to obtain FDA approvals. Our product and product candidates, once approved, may not be considered medically necessary or cost-effective by third-party payors.
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for our product or any product candidates and, if reimbursement is available, what the level of reimbursement will be. Even if favorable coverage and reimbursement status is attained for our product or any product candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop.
Additionally, we are developing a proprietary diagnostic test for use with our product and certain of our product candidates. We will be required to obtain coverage and reimbursement for this test separate and apart from the coverage and reimbursement we seek for our products and product candidates, if approved. There is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for this proprietary diagnostic test for reasons similar to those applicable to our product and product candidates, if approved.
Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of AUCATZYL or any other products that we may develop.
We face an inherent risk of product liability exposure related to the testing of our product and product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
Risks Related to the Development of Our Product Candidates
Our product candidates are in clinical development or in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
Other than AUCATZYL, the rest of our product pipeline is in clinical or preclinical development. We have established clinical proof-of-concept for only one of our products, AUCATZYL, which recently received FDA approval in r/r adult B-ALL. There is no assurance that our current or any other future clinical trials of our product candidates will be successful or will generate positive clinical data. Although we received marketing approval from the FDA for AUCATZYL in the US, and have submitted MAAs to the MHRA and EMA, we may not be successful in receiving marketing approval from these regulatory agencies, including the European Commission, for obe-cel or for any of our other product candidates. In order to commence a clinical trial in the United States, we must submit an IND to the FDA and have the IND application go into effect. Trials in the United States must be conducted pursuant to an active IND. An investigator may not administer a drug candidate to human subjects until the IND goes into effect. Similar requirements apply to our conduct of trials in the UK and EU. We are sponsoring active, recruiting clinical trials for obe-cel in additional indications and AUTO4. We are also collaborating with our academic partner UCL to support clinical trials sponsored by them of obe-cel in additional indications, AUTO1/22, AUTO6NG and AUTO8. In addition, patients who have received an investigational product developed by us will be evaluated for long-term safety and disease response in a long-term follow-up protocol. There can be no assurance that the FDA, the competent authorities of EU Member States or other regulatory agencies will permit any future clinical trial application to go into effect for our product candidates in a timely manner or at all.
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
Many of these factors are beyond our control, including the time needed to adequately complete clinical testing and the regulatory submission process. It is possible that none of our other product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, or any other factors impacting the successful development of biopharmaceutical products, we could experience significant delays or an inability to successfully develop our product candidates, which would materially harm our business.

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

Our future success is highly dependent on the regulatory approval of our other clinical-stage programmed T cell product candidates and our preclinical programs. Our product candidates will require significant clinical or preclinical testing before we can seek regulatory approval for and launch a product commercially.
Although we have received FDA approval for AUCATZYL in r/r adult B-ALL, our business remains substantially dependent on our ability to successfully obtain regulatory approval for, and, if approved, to successfully commercialize our other programmed T cell product candidates. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates in countries outside of the United States without obtaining regulatory approval from comparable regulatory authorities in relevant jurisdictions, such as the European Commission in the EU (granted on the basis of a positive opinion from the CHMP of the EMA). Additionally, to file for licensure in any jurisdiction outside of the UK we must first receive GMP certification from the MHRA. Before obtaining regulatory approvals for the commercial sale of any product candidate for a particular indication, if approved, we must demonstrate with substantial evidence gathered in preclinical and clinical studies, that the product candidate is safe and effective for that indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate. The obe-cel Regenerative Medicine Advanced Therapy (“RMAT”) designation was submitted to FDA in February 2022 and was granted in April 2022. Similarly, in the UK, Autolus utilized the MHRA Innovative Licensing and Access Pathway (“ILAP”) and applied for ‘Innovative Passport’ designation (“Innovation Passport”) which aims to accelerate the timeline to regulatory approval. The UK ILAP designation in r/r adult B-ALL was granted in June 2021 and we submitted an MAA to the MHRA at the end of July 2024. Additionally, EMA PRIME designation in r/r B-ALL was obtained in March 2021 and we submitted an MAA to the EMA, which was accepted in April 2024. Moreover, Orphan Designation in B-ALL was granted by the FDA in November 2019 and by the European Commission in March 2022. Prior to seeking approval for any of our other product candidates, we will need to confer with the FDA, MHRA, the EMA and other regulatory authorities regarding the design of our clinical trials and the type and amount of clinical data necessary to seek and gain approval for our product candidates.
The time required to obtain approval by the FDA, MHRA, the European Commission and other regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that none of our other existing product candidates or any future product candidates will ever obtain regulatory approval.
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
Even though we have received FDA approval for AUCATZYL in r/r adult B-ALL, and even if any of our other product candidates were to successfully obtain approval from the FDA, the European Commission or other comparable regulatory authorities in other jurisdictions, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one of our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product or generate revenues attributable to that product candidate. Also, the regulatory approval of AUCATZYL, or of any of our other current or future product candidates, once obtained, may be withdrawn. See the risk factor titled “—Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we will obtain marketing approval to commercialize a product candidate.”
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:
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
•the proximity of patients to trial sites;
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
In particular, some of our clinical trials will look to enroll patients with characteristics which are found in a very small population. For example, our clinical trial for AUTO4 seeks to enroll patients with peripheral T cell lymphoma, a rare and heterogeneous form of non-Hodgkin lymphoma (“NHL”). Other companies are conducting clinical trials with their redirected T cell therapies in multiple myeloma, pediatric or adult r/r B-ALL, or pediatric or adult ALL, and r/r DLBCL, r/r MCL and seek to enroll patients in their studies that may otherwise be eligible for our clinical trials, which could lead to slow recruitment and delays in our clinical programs. In addition, since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our clinical trials in these clinical trial sites.

Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment and autoimmune diseases, potential trial participants and their doctors may be inclined to use conventional therapies, such as chemotherapy and antibody therapy, rather than participate in our clinical trials.
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
The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small, and our projections regarding the size of the addressable market may be incorrect.
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
Our product candidate AUTO4 is currently being developed as a treatment option for r/r TRBC1-positive T cell lymphoma patients. If AUTO4 is eventually approved as a second line therapy, we may seek to initiate a trial to position it as a consolidation therapy after first line chemotherapy in T cell lymphoma. There is no guarantee that any of our product candidates, even if approved in later lines, would be approved for an earlier line of therapy. In addition, we may have to conduct additional large randomized clinical trials prior to gaining approval for the earlier line of therapy.
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
In clinical trials conducted by other companies involving CAR T cells, the most prominent acute toxicities included symptoms thought to be associated with CRS, such as fever, low blood pressure and kidney dysfunction. Some patients also experienced toxicity of the central nervous system, or neurotoxicity, such as confusion, tremor, cranial nerve dysfunction, seizures and speech impairment. CAR T cell associated neurotoxicity is also known as ICANS. Adverse events with the worst grades and attributed to CAR T cells were severe and life threatening in some patients. The life-threatening events were related to cardiac dysfunction, kidney dysfunction and neurotoxicity. Severe and life-threatening toxicities occurred mostly in the first two weeks after cell infusion and generally resolved within three - four weeks, but several patients died in clinical trials involving CAR T cells developed by other companies and academic institutions. For example, the FDA-approved label for AUCATZYL carries a boxed warning for, among other adverse side effects, the risk of developing secondary T-cell malignancies.
There can be no assurance that patients in ongoing or future trials of obe-cel in additional indications, AUTO4 or any of our other product candidates will not experience more severe CRS, unacceptable levels of neurotoxicity or other serious adverse events.

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
We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA, the European Commission or other comparable regulatory authority, and we may never receive such approvals. Although we have received FDA approval for AUCATZYL in r/r adult B-ALL, it is impossible to predict accurately when or if any of our other product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. The potential label for the same product may differ in different territories based on the approval by different health authorities. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing.
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
Our manufacturing and commercialization strategy is based on establishing a fully integrated vein-to-vein product delivery cycle. We have constructed and use a new facility (which we call “The Nucleus”) in Stevenage, UK which we believe will support our commercial manufacturing needs for AUCATZYL and any future products. Although we have received approval and licensure from health authorities to enter into operations at this facility, we may not be able to maintain ongoing licensure requirements. At present, we currently also use facilities and equipment at the Cell and Gene Therapy Catapult, as well as third party vendors, for vector and cell manufacturing. Over time we can add additional manufacturing sites in the United States and in Europe as needed.
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
We have limited experience as a company in designing and operating a commercial cell therapy or vector manufacturing facility and may not be successful in sustaining our own manufacturing capability. We may establish additional manufacturing sites as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Our manufacturing operations could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors, or we may not be successful in establishing sufficient capacity to produce our product candidates in sufficient quantities to meet the requirements for the potential launch or to meet potential future demand, all of which could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.
We may not be successful in achieving cost of goods at commercial scale that provide for an attractive margin.
We believe that our current, enclosed manufacturing processes are fit for commercial scale and we anticipate they will enable commercial supply at an economical cost. However, we have not yet sustained manufacturing capacity at commercial scale and may underestimate the cost and time required to do so, and may overestimate cost reductions from economies of scale that can be realized with our manufacturing processes. We may ultimately be unable to manage the cost of goods for our product candidates to levels that will allow for a margin in line with our expectations and return on investment if and when those product candidates are commercialized.
Our products and product candidates are biologics and the manufacture of such biologics is complex and we may encounter difficulties in production, particularly with respect to process development or scaling-out of our manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients could be delayed or stopped.
We have developed a process for manufacturing programmed T cells in a fully enclosed system designed to minimize the risk of contamination, and we have improved the viral transduction process to help eliminate processing inconsistencies. We believe that our current processes are suitable for commercialization. While we have established a process which we believe is scalable for commercial production, each manufacturing process must be validated through the performance of process validation runs to guarantee that the facility, personnel, equipment, and process work as designed. We have not yet manufactured or processed our product candidates on a commercial scale and may not be able to do so for any of our products or product candidates.
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

Furthermore, if microbial, viral or other contaminants are discovered in our supply of products or product candidates, or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any of these or other issues relating to the manufacture of our products or product candidates will not occur in the future. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to begin new clinical trials at additional expense or terminate clinical trials completely.
The manufacture and delivery of programmed T cell therapies to patients involves complex, integrated processes, including harvesting T cells from patients, programming the T cells ex vivo, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient’s body. As a result of the complexities, the cost to manufacture biologics in general, and our programmed T cell products and product candidates in particular, is higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult and costly to reproduce. In addition, our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of white blood cells from the patient, shipping such patient material to the manufacturing site, storing and processing such patient material, shipping the patient material with the programmed T cells back to the patient, and infusing the patient with the final product. Other manufacturing issues include the differences in patient starting materials, inconsistency in cell growth, variability in product characteristics, interruptions in the manufacturing process, equipment or reagent failure, improper installation or operation of equipment, and vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. For example, in the FELIX clinical trial of obe-cel reported at the ASH Annual Meeting in December 2023, 7 patients out of the 153 patients enrolled on to the clinical trial did not receive an infusion of obe-cel due to manufacturing related reasons. If we lose, destroy or otherwise impair the patient materials at any point in the vein-to-vein supply chain, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome due to the risk of disease progression.
In addition, because our products and product candidates are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our products from the market. Further, as product candidates are developed through preclinical to late-stage clinical trials towards approval and commercialization, changes may be considered in an effort to optimize processes or clinical approach. Any changes to a process or clinical approach must serve the needs of the patient and delivery must be economically viable. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.
Our manufacturing facilities also require commissioning and validation activities to demonstrate that they operate as designed, and are subject to government inspections by the FDA, the MHRA, the competent authorities of EU Member States and other comparable regulatory authorities. If we are unable to reliably produce products to specifications acceptable to the regulatory authorities, we may not obtain or maintain the approvals we need to manufacture our products. Further, our facilities may fail to pass government inspections prior to or after the commercial launch of our product candidates, which would cause significant delays and additional costs required to remediate any deficiencies identified by the regulatory authorities. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts of our products, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.
Prior treatments can alter the patient's disease and negatively impact chances for achieving clinical activity with our programmed T cells.
Patients with hematological cancers receive highly toxic lympho-depleting chemotherapy as their initial treatments. These therapies can impact the viability of the T cells collected from the patient and can contribute to highly variable responses to programmed T cell therapies. Patients could also have received prior therapies that target the same target antigen on the cancer cells as our intended programmed T cell product candidate and thereby lead to a selection of cancer cells with low or no expression of the target. As a result, our programmed T cell product candidates may not recognize the cancer cell and may fail to achieve clinical activity. For example, patients with autoimmune diseases receive multiple types of treatment including toxic lympho-depleting chemotherapies, which may have an impact on the viability of T cells collected from a patient and may also contribute to highly variable responses to programmed T cell therapies. If any of our product candidates do not achieve a sufficient level of clinical activity, we may discontinue the development of that product candidate, which could have an adverse effect on the value of our ADSs.

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
We expect to continue to expand our development, commercial and regulatory capabilities and have recently developed sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As of September 30, 2023, we had 610 employees, 607 of whom are full-time. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as our development and commercialization plans and strategies develop, and as we further develop as a public company, we may need additional managerial, operational, financial and other personnel, including personnel to support our product development and commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:
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
We are party to an exclusive intellectual property license agreement with UCLB, the technology-transfer company of UCL, which is important to our business and under which we have acquired or licensed patent rights related to 17 patent families and other intellectual property related to our business. We expect to enter into additional license agreements in the future. Our existing license agreement with UCLB imposes, and we expect that future license agreements will impose, various due diligence, milestone payment, royalty, insurance and other obligations on us. Any uncured, material breach under the UCLB license agreement could result in our loss of rights to practice the patent rights (including those that have been assigned to us from UCLB) and other intellectual property licensed to us, and could compromise our development and commercialization efforts for our products and product candidates.

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
Manufacturing our product and product candidates will require many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for access to facilities and supply of certain materials and equipment used in the manufacture of our product and product candidates. For example, we currently use facilities and equipment at the Cell and Gene Therapy Catapult, as well as third party vendors, for vector and clinical cell manufacturing. In addition, we purchase equipment and reagents critical for the manufacture of our product and product candidates from Miltenyi and other suppliers on a purchase order basis. Some of our suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs.
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
We operate a manufacturing facility to manufacture materials for AUCATZYL and our product candidates, which requires significant resources. A failure to successfully operate our manufacturing facility could lead to substantial delays and adversely affect our research and development efforts, including clinical trials, and commercial success of AUCATZYL and our product candidates, if approved. We are also obligated to share some of the capabilities of the manufacturing facility with BioNTech under the BioNTech License Agreement.
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
In either case, if we are unable to manufacture sufficient clinical or commercial materials at our manufacturing facility, we may be forced to contract with external CMOs, which we may not be able to do on commercially reasonable terms, if at all. Even if commercially reasonable terms are available, any transition of manufacturing from our manufacturing facility to an external CMO could be time-consuming and require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our CAR T product candidates may be unique or proprietary and we may have difficulty transferring such skills or technology to another CMO and a feasible alternative may not exist. If we fail to manufacture at our manufacturing facility, or obtain from a CMO, a sufficient supply of clinical materials for our clinical trials, or commercial materials for our commercial product in accordance with applicable specifications on a timely basis, our research and development efforts, including clinical trials, and the commercial success of our CAR T product, and product candidates, if approved, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.

We, and the third parties on whom we rely in part for sales, marketing and distribution capabilities, may not be able to effectively market, sell and distribute AUCATZYL or our other product candidates, if approved.
We have invested, and expect to continue to invest, significant financial and management resources to develop internal our sales, distribution and marketing capabilities, particularly in anticipation of the commercial launch of AUCATZYL. With respect to jurisdictions outside the US, we will need to commit resources to buildings these capabilities prior to any confirmation that obe-cel or our other product candidates will be approved in a territory.
We utilize a hybrid model that includes in-house and contracted resources in the United States and Europe, and we have engaged third parties and may engage additional third parties to provide these services. We may enter into agreements with third parties to develop our commercial infrastructure for the commercial launch and continued sale of AUCATZYL and any product candidates that receive approval, including to potentially retain, train and deploy a direct sales force, but we have limited experience operating or managing a third-party sales force as a company. There can be no assurance that the capabilities of the third parties will be more effective than an internally developed sales organization. If third parties fail to hire, train, and retain qualified sales personnel, market our product successfully or on a cost-effective basis or otherwise terminates our relationship, our ability to generate revenue will be limited and we will need to identify and retain an alternative organization or develop our own sales and marketing capability. This could involve significant delays and costs, including the diversion of our management’s attention from other activities. We may also need to retain additional consultants or external service providers to assist us in sales, marketing and distribution functions, and may be unsuccessful in retaining such services on acceptable financial terms or at all.
There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a commercial organization is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
Factors that may inhibit our efforts to commercialize our product candidates on our own include:
•the inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future product that we may develop;
•the lack of complementary treatments to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability to us from these revenue streams is likely to be lower than if we were to market and sell any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates.
We collaborate with third parties in the research, development and commercialization of certain of our product and product candidates. If our collaborators do not perform as expected or if we are unable to maintain existing or establish additional collaborations, our ability to develop and commercialize our product candidates may be adversely affected.
We have collaboration and license agreements with, for example, BioNTech SE, Cabaletta Bio Inc., Moderna Inc., Bristol-Myers Squibb Company, and an investee of Syncona Portfolio Limited. These agreements provide us with important funding for our programs. If our therapeutic programs and related collaborations do not result in the successful development and commercialization of products or if one of our collaborators or licensees terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments associated with such collaboration or license arrangement. In addition, any termination of an agreement by the relevant collaborators could affect our ability to develop further such product candidates or adversely affect how we are perceived in scientific and financial communities. All of the risks we face relating to product development, regulatory approval and commercialization also apply to the activities of our program collaborators.

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
If our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, reimbursement of development costs, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. Furthermore, if our collaborators do not prioritize and commit sufficient resources to our product or product candidates, we or our partners may be unable to develop or commercialize these products or product candidates, which would limit our ability to generate revenue and become profitable.
We do not and will not have access to all information regarding the product candidates we license to our collaborators. Consequently, our ability to inform our shareholders about the status of such product candidates, and to make informed operational and investment decisions about the product candidates to which we have retained development and commercialization rights, may be limited.
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
Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters
Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our product candidates. As a result, we cannot predict when or if, and in which territories, we will obtain marketing approval to commercialize a product candidate.
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
Obtaining and maintaining regulatory approval of AUCATZYL or our other product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even though the FDA granted marketing approval for AUCATZYL in the US for the treatment of r/r adult B-ALL, comparable regulatory authorities in other jurisdictions must also approve the manufacturing, marketing and promotion of AUCATZYL/obe-cel in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional manufacturing quality controls, or additional preclinical studies or clinical trials, as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product or product candidates will be harmed.
Even though we have obtained marketing approval by the FDA for AUCATZYL, the terms of approvals and ongoing regulation of AUCATZYL may limit how we manufacture and market AUCATZYL and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.
Even though we have been granted marketing approval by the FDA for AUCATZYL, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, pharmacovigilance oversight, storage, advertising, promotion, sampling, and recordkeeping, including the potential requirements to implement a REMS program in the United States or comparable foreign strategies, or similar schemes in other countries, or to conduct costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. We must also comply with requirements concerning advertising and promotion for AUCATZYL/obe-cel and for any of our other product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive regulatory requirements of the FDA, the EU and national competent authorities of EU Member States and other regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP and other comparable regulations and standards, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We or our suppliers could be subject to periodic unannounced inspections by the FDA, the competent authorities of EU Member States, or other regulatory authorities to monitor and ensure compliance with cGMP. Failure to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products, and product candidates, if approved, and significantly harm our business, financial condition, results of operations and prospects.
Accordingly, we and suppliers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

AUCATZYL, and any other product candidate for which we obtain marketing approval, could be subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any products or product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the U.S. federal Anti-Kickback Statute and the U.S. federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products or product candidates for which we obtain marketing approval, and foreign equivalents. In addition, we will be subject to physician payment transparency laws and patient privacy and security regulation by the U.S. federal government and by the states and foreign jurisdictions in which we conduct our business.

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
Our products and product candidates are subject to government price controls in certain jurisdictions that may affect our revenue.
There has been heightened governmental scrutiny in the UK, United States, EU and other jurisdictions of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In the United States, such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in the United States, at the federal level in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, on August 16, 2022, the Inflation Reduction Act was signed into law, which among other things (i) directed HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposed rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025.

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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad, particularly in light of the upcoming U.S. presidential and Congressional elections. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our development candidates or additional pricing pressures, or otherwise adversely impact our operations.
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
Current and future legislation in the United States and other countries may affect the prices we may obtain for our products and future candidates and increase the difficulty and cost for us to commercialize our product candidates.
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
Any failure to remediate the identified material weakness, or to develop or maintain effective controls, or any difficulties encountered in the implementation or improvement of such controls, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, such as the restatement of our previously issued consolidated financial statements described in more detail in our most Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024.
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
As we continue to develop and, if approved, commercialize our current and future product candidates, competitors may claim that our technology infringes their intellectual property rights as part of business strategies designed to impede our successful commercialization. There are and may in the future be additional third-party patents or patent applications with claims to, for example, materials, compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of any one or more of our product candidates. For example, we are aware of third-party U.S. patents that may claim technology related to obe-cel. patents that claim technology potentially related to obe-cel. These U.S. patents will expire between 2025 and 2038. There are no counterpart patents in Europe or the rest of the world that extend beyond the earliest expected regulatory approval date of obe-cel in those jurisdictions. Unless we are able to obtain a license or licenses to the third-party U.S. patent or patents on commercially reasonable terms or any applicable patent or patents are invalidated, held to be unenforceable, or deemed uninfringed by our activities. As a result, the future commercial opportunity of AUCATZYL in the United States could be adversely impacted.
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
Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, trademarks, copyrights or other intellectual property. In addition, in a patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patents do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.
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
As of September 30, 2024, our patent portfolio was comprised of 77 patent families, of which 17 patent families originated from UCLB, the technology-transfer company of UCL, 3 patent families are in-licensed from Noile-Immune Biotech, Inc., and 57 patent families we own and have originated from our own research. Of the 17 live patent families that were originally in-licensed from UCL, 16 have been assigned to us. Because we have acquired or licensed certain of our patents from UCLB and licensed certain other patents from third parties, we must rely on their prior practices with regard to the assignment of such intellectual property. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
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
Our existing trademarks and any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.
We expect to rely on trademarks as one means to distinguish AUCATZYL from the products of competitors, and also expect to rely in the future trademarks to protect any of our other product candidates that are approved for marketing. We have a U.S. trademark for AUCATZYL but we have not yet selected trademarks for our other product candidates, including obe-cel for r/r adult B-ALL in other jurisdictions. For each selected trademark, we will need to apply to register them and our trademark applications may not be approved. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.
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
The trading price of our ADSs has been volatile. The stock market in general, and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including economic conditions and other adverse effects or developments relating to geopolitical instability, may negatively affect the market price of our ADSs, regardless of our actual operating performance.
As a result of this volatility, you may not be able to sell your ADSs at or above the price paid for the ADSs. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, the trading price for our ADSs may be influenced by the following:
•our failure to successfully execute our commercialization strategy with respect to AUCATZYL;
•actions or announcements by third-party or government payers with respect to coverage and reimbursement of AUCATZYL;
•the commencement, enrollment or results of our planned or future clinical trials our product candidates;
•the clinical or commercial success of competitive drugs, therapies or technologies;
•positive or negative results from, or delays in, testing and clinical trials by us, collaborators or competitors;
•the loss of any of our key scientific or management personnel;
•regulatory or legal developments in the US, UK and other countries;
•adverse actions taken by regulatory agencies with respect to our clinical trials or manufacturers;
•changes or developments in laws or regulations applicable to our product candidates and preclinical programs;

•changes to our relationships with collaborators, manufacturers or suppliers;
•concerns regarding the safety of AUCATZYL or our product candidates or programmed T cells in general;
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
•price and volume fluctuations of the listed securities of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
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
We filed a resale registration statement on Form S-3 to register the ADSs we sold to BioNTech in February 2024. Additionally, in 2022, we filed two “resale” registration statements on Form F-3 under the Securities Act to register a total of approximately 33.4 million of our ordinary shares, or securities convertible into our ordinary shares, held by certain of our investors, allowing these shares or ADSs to be sold in the public market. If these shares or ADSs are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ADSs could decline.

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
Research and development, or R&D, expenditure is presented net of reimbursements from reimbursable tax and expenditure credits from the UK government. As a company that carries out extensive R&D activities, we benefit from the UK R&D tax credit regime.
In respect of accounting periods in which we qualify as a Small and Medium-sized Enterprise, or SME, we may surrender trading losses that arise from our R&D activities for a cash rebate of up to 18.6% of qualifying R&D expenditure. If our qualifying R&D expenditure represents 40% or more of the total (meaning we also qualify as “R&D intensive”) during such accounting period, the cash rebate would increase to 27% of qualifying R&D expenditure. A large proportion of costs in relation to our pipeline research, clinical trials management and manufacturing development activities, all of which are being carried out by our subsidiary Autolus Limited, are currently eligible for inclusion within these tax credit cash rebate claims. However, if we do not qualify as R&D intensive, or as an SME, during that or future accounting periods (noting that the threshold for qualifying as “R&D intensive” will decrease from 40% qualifying R&D expenditure to 30% for accounting periods commencing after April 1, 2024), we will either not be able to claim cash rebates in respect of our R&D activities, or will only be able to receive cash payments or other tax relief at a significantly lower rate than at present. Further, the regime’s rules are complex, and if a tax authority were to challenge or seek to disallow our claims (in whole or in part), for example by asserting that we do not (or the relevant expenditure does not) meet the technical conditions to be granted tax credits (or cash rebates), then such challenge or disallowance, if successful, could have a material impact on our cash-flow and financial performance. In addition, future changes by HMRC to the UK R&D tax credit regime may mean that we no longer qualify or have a material impact on the extent to which we can make claims (or benefit from them).We may also benefit in the future from the UK’s “Patent Box” regime, which allows certain profits attributable to revenues from patented products (and other qualifying income) to be taxed at an effective rate of 10% by giving an additional tax deduction.
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

We have been advised by HMRC that the sale of our obe-cel CAR T therapy to UK customers in the future will be considered an Exempt supply from a UK VAT perspective. Consequently, Autolus Limited will be reassessing and restricting the amount of U.K. VAT it has reclaimed and will continue to do so in the future. The restriction will be based on the estimated UK market turnover as a percentage of global turnover. We currently expect revenue from UK customers to only represent a small proportion of our overall activity. If the proportion of revenue from UK customers increases this would further restrict the amount of UK input VAT recovered.
We have incurred, and will continue to incur, significant costs and demands upon management as a result of being a public company, and our management have devoted, and will continue to devote, substantial time to existing and new compliance initiatives.
As a public company listed in the United States, we incur significant legal, accounting and other expenses. These expenses will likely become even more significant now that we no longer qualify as an emerging growth company under SEC rules. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies in the United States, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors.
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
As discussed above, we are a foreign private issuer, and therefore, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act. The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to us on June 30, 2025. We would lose our foreign private issuer status if, for example, more than 50% of our ordinary shares are directly or indirectly held by residents of the United States and we fail to meet additional requirements necessary to maintain our foreign private issuer status.
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
We obtained authority from our shareholders at our Annual General Meeting held on June 28, 2024 to allot additional shares (or to grant rights to subscribe for or to convert any security into our shares) for a period of five years from June 28, 2024, up to a maximum nominal amount of $8,400, which authorization will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).
English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). We obtained authority from our shareholders at our Annual General Meeting held on June 28, 2024 to disapply preemptive rights for a period of five years from June 28, 2024 up to a maximum nominal amount of $8,400, which disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit number	Description
3.1	Articles of Association of Autolus Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form F-1 (file no: 333-224720))
10.1*†#
Capital Contribution Deed, dated September 10, 2024, between Forge Life Sciences Nominee I Limited and Forge Life Sciences Nominee 2 Limited, Autolus Limited and Autolus Therapeutics plc relating to The Nucleus Marshgate, Stevenage.

10.2*†#
Deed of Variation, dated September 10, 2024, between Forge Life Sciences Nominee I Limited and Forge Life Sciences Nominee 2 Limited, Autolus Limited and Autolus Therapeutics plc relating to The Nucleus Marshgate, Stevenage.

10.3*†#
Licence for Alterations, dated September 10, 2024, between Forge Life Sciences Nominee I Limited and Forge Life Sciences Nominee 2 Limited, Autolus Limited and Autolus Therapeutics plc relating to The Nucleus Marshgate, Stevenage.

10.4*+	Amended Management Incentive Compensation Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.
†	Certain portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
#	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
*	Filed herewith
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

Autolus Therapeutics plc

Date:	November 12, 2024	By:	/s/ Christian Itin, Ph.D.
			Name	Christian Itin, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant)

Date:	November 12, 2024	By:	/s/ Robert Dolski
			Name	Robert Dolski
			Title:	Chief Financial Officer
(Principal Financial Officer)