Form 10-K
period 2024-12-31
Autolus Therapeutics plc
filed 2025-03-20
CIK 1730463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No ☒
As of June 30, 2024, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $613,667,644 based on the closing sale price on that date of $3.48 per ADS. Shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of March 19, 2025, there were 266,128,900 of the registrant’s ordinary shares (including in the form of ADSs), with a nominal value of $0.000042 per share, outstanding.

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
Although the Company has voluntarily chosen to file periodic reports, current reports and registration statements on U.S. domestic issuer forms, the Company intends to maintain its status as a foreign private issuer. Accordingly, as a foreign private issuer, the Company remains exempt from the U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder, Regulation FD, and its officers, directors, and principal shareholders are not subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act.

GENERAL INFORMATION
All references in this Annual Report on Form 10-K (the “Annual Report”) to “Autolus,” the “Group,” the “company,” “we,” “us” and “our” refer to Autolus Therapeutics plc and its consolidated subsidiaries, except where the context otherwise requires.
Autolus, AUCATZYL® and our other trademarks or service marks appearing in this Annual Report are our property. Solely for convenience, the trademarks and trade names in this Annual Report we referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. Products or service names of other companies mentioned in this Annual Report may be trademarks, trade names or service marks of their respective owners.
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
•our ability to generate revenues from AUCATZYL, which is dependent upon maintaining significant market acceptance among physicians, patients and healthcare payors;
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
Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including, without limitation, risks, uncertainties and assumptions regarding the impact of macroeconomic events, including inflation, changes in interest rates, changes in trade policies, political changes, unfavorable general market conditions and the impacts of the war in Ukraine, the conflicts involving Israel, and global geopolitical tensions, on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Except as required by law, we do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances.
RISK FACTOR SUMMARY
Our business is subject to a number of risks and uncertainties, including those risks discussed more fully in Part I, Item 1A., Risk Factors in this Annual Report. These risks include, among others, the following:
•We are an early commercial stage biopharmaceutical company and have incurred significant losses since our inception. We expect to continue to incur losses for the foreseeable future.
•AUCATZYL and any other product candidates, if approved, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, thereby limiting our potential to generate revenue.
•If we are unable to fully develop our sales, marketing and distribution capability on our own , or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing AUCATZYL, or our other product candidates, if and when approved.
•Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•We will need additional funding to successfully commercialize AUCATZYL and to complete the development of and commercialize our other product candidates, which may not be available on acceptable terms, if at all.
•We have incurred substantial obligations under license and collaboration agreements, which could impair our flexibility and access to other capital and adversely affect our financial position, and our business would be adversely affected if we were unable to meet our obligations under these and similar future agreements.
•If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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
•General market conditions and macroeconomic trends, including those driven by geopolitical tension, supply chain disruptions, market volatility, inflation, fluctuations in foreign currency exchange rates, political changes, and changes in trade policies, among other factors, could materially and adversely affect our business, results of operations and financial condition.
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

PART I
Item 1. Business
Business Overview
We are an early commercial-stage biopharmaceutical company developing next-generation programmed T cell therapies for the treatment of cancer and autoimmune diseases. On November 8, 2024, the U.S. Food and Drug Administration, or FDA, granted marketing approval for our first approved commercial product, AUCATZYL/obe-cel (obecabtagene autoleucel) for the treatment of adult patients with relapsed or refractory B-cell precursor acute lymphoblastic leukemia, or r/r B-ALL. We commercially launched AUCATZYL in the United States in January 2025, and we plan to initiate sales of AUCATZYL/obe-cel in the European Union, or EU, and the United Kingdom, or UK, once regulatory approval is received. Marketing authorization submissions for AUCATZYL/obe-cel were accepted by the European Medicines Agency, or EMA, in April 2024 and the U.K. Medicines and Healthcare products Regulatory Agency, or MHRA, in August 2024, and we expect to receive notification of approval status from these authorities in the second half of 2025.
AUCATZYL is a CD19-targeting programmed T cell investigational therapy with a CD19 binder designed to improve the efficacy and safety profile, as compared to other CD19 CAR T chimeric antigen receptor T cell, or CAR T, therapies. Adult r/r/ B- ALL is an extremely aggressive type of blood cancer with a high unmet medical need in the treatment of patients once they relapse, where historically patients suffer from poor outcomes. AUCATZYL is manufactured at our dedicated commercial manufacturing site, the Nucleus, in Stevenage, UK. If we receive approval to commercialize AUCATZYL outside of the United States, we intend for the Nucleus to meet the global supply demands of AUCATZYL, with Cardinal Health serving as our commercial distribution partner in the United States.
In addition to AUCATZYL/obe-cel for the treatment of adult r/r B-ALL, we are advancing obe-cel in other oncology indications including pediatric B-ALL and B-NHL, for which we have initiated Phase 1 studies. Obe-cel is also being developed for the treatment of autoimmune indications and we have initiated a Phase 1 study in patients with severe, refractory systemic lupus erythematosus (“SLE”).
Using our broad suite of proprietary and modular T cell programming technologies, we are also developing five programs in seven hematological and solid tumor indications and one autoimmune indication. We are engineering precisely targeted, controlled and highly active T cell therapies that are designed to better recognize target cells, break down their defense mechanisms and attack and eliminate these cells. We believe our programmed T cell therapies have the potential to be best-in-class and offer patients substantial benefits over the existing standard of care, including the potential for cure in some patients.
Our T cell programming technologies allow us to tailor our therapies to address the specific disease we are targeting and introduce new programming modules into a patient’s T cells to give those T cells improved properties to better recognize target cells and overcome fundamental disease defense mechanisms. Cancers in particular, thrive on their ability to fend off T cells by evading recognition by T cells and by establishing other defense mechanisms, such as checkpoint inhibition, and creating a hostile microenvironment. We believe our leadership in T cell programming technologies will provide us with a competitive advantage as we look to develop future generations of T cell therapies targeting both hematological cancers, solid tumors and autoimmune diseases, including potential products that could have a sufficient tolerability profile to enable use in outpatient settings.

Our Pipeline
Our current clinical-stage pipeline comprises five programs being developed in seven hematological and solid tumor indications and one autoimmune indication. Our current pipeline is below:

Our pipeline

PRODUCT	INDICATION	TARGET	STUDY NAME	PHASE
obe-cel	B-NHL & CLL	CD19	ALLCAR19*	Phase 1
obe-cel	Primary CNS Lymphoma	CD19	CAROUSEL*	Phase 1
AUTO1/22	Pediatric ALL	CD19 & CD22	CARPALL*	Phase 1
obe-cel	SLE	CD19	CARLYSLE	Phase 1
AUTO4	TRBC1+ Peripheral TCL	TRBC1	LibrA T1	Phase 1
AUTO5	TRBC2+ Peripheral TCL	TRBC2		Preclinical
AUTO6NG	Neuroblastoma; Other tumor types	GD2	MAGNETO†	Phase 1
AUTO8	Multiple Myeloma	BCMA & CD19	MCARTY*	Phase 1

B Cell Malignancies · T-Cell Lymphoma · Solid Tumors · Multiple Myeloma · Autoimmune Disease

* Collaboration with UCL
† BioNTech holds an option to co-fund and co-commercialize

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

Our Strategy
Our strategic priorities include:
•Execute on the U.S. launch and commercialization of AUCATZYL/obe-cel for adult r/r B-ALL
•Subject to receiving regulatory approval, launch AUCATZYL/obe-cel for adult r/r B-ALL in the U.K. and European Union
•Develop obe-cel for treatment of potential additional indications, including Lupus
•Build our research and development pipeline
Background on T Cells and Cancer
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
More recently, redirected T cell therapies that are designed to give the patient’s T cells a new specificity to recognize cancer cells have been developed. The first approved product of this class is a bi-specific T cell engager called blinatumomab (Blincyto®) from Amgen Inc. Blinatumomab targets the CD19 antigen on the surface of B cells and cancers derived from B cells. Blinatumomab is approved for the treatment of B-ALL. More recently, genetically programmed redirected T cell therapies have been approved. These include the CD19 targeting  therapies Kymriah®, Yescarta®, Tecartus®, and Breyanzi®, developed by Novartis AG, Kite Pharma, Inc. and Bristol Myers Squibb Inc., respectively, for the treatments of B-ALL and B-NHL. All four of these therapies showed high response rates and, in a subset of patients, prolonged treatment effects. For those patients experiencing a relapse, the common causes for relapse are insufficient survival of the programmed T cells, loss of the CD19 target on the cancer cells and upregulation of checkpoint inhibitor PD-L1 on the cancer cells.
In view of the limitations of current therapies, there remains a critical unmet medical need for improved T cell therapies. We believe that improving efficacy and durability over the products currently on the market or in development for the treatment of cancers requires addressing target antigen loss, countering checkpoint inhibition and adding novel targets to expand the range of indications amenable to programmed T cell therapy. We believe our commercial product and our clinical-stage product candidates and our approach to T cell programming have the potential to address these limitations.
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

Emerging Promise of T Cell Immunotherapies for the Treatment Autoimmune Diseases
Autoimmune diseases are the result of an immune system that is overactive, causing it to attack and damage the patient’s own tissues. Autoimmune diseases can affect multiple organs throughout the body and can be life threatening in some cases. The presence of autoreactive B cells that produce autoreactive antibodies, antibodies that attack the body’s own tissues, are a common feature of these diseases. As such, therapeutic approaches that deplete B cells have had some clinical success. These B cell depletion approaches, such as the antibodies that target CD20 (Rituximab, Ocrelizumab and Ofatumumab,) and BAFF (Belimumab) are approved for the treatment of autoimmune diseases including systemic lupus erythematosus and multiple sclerosis. These antibody-based approaches have shown limited efficacy, typically limiting the progression of the autoimmune disease rather than ameliorating the disease completely. These therapies also require long-term administration and can have serious side effects.
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
CD19 CAR T cell therapy shows the potential for superior efficacy compared to B cell depleting antibodies. It may be possible that CD19 is a better target than CD20 or BAFF, as it is expressed more broadly on the autoreactive plasma cells and plasma blasts as well as B cells. Additionally, CAR T cells may be better at depleting the B cells than the antibodies, as they can penetrate into all tissues including some that antibodies cannot reach.
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
Chimeric Cytokine Receptors (CCRs)
The CCR is a programming module that is designed to deliver a cytokine signal directly inside T cells without administration or secretion of cytokines themselves. We use proteins from an antibody structure to stably heterodimerize two cytokine signaling domains together to deliver a proliferative and survival signal into our T cells. Preclinical data has demonstrated the potential for the CCR to improve the persistence and activity of CAR T cell therapy against solid tumors. We use the CCR enhanced activity module in AUTO6NG.
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
Our Commercial Product: AUCATZYL for Adult r/r B-ALL
AUCATZYL/obe-cel, formerly known as AUTO1, is a gene therapy product consisting of autologous T cells that are transduced with a lentiviral vector to express a novel anti-CD19 Chimeric Antigen Receptor (CD19 (CAT) CAR). The transduced T cells express second-generation CARs in which the CD19 CAR construct uses 41BB-ζ and CD3- ζ endodomains.
CD19 is an ideal target for a CAR T cell therapy as it is a cell surface marker for B-precursor cells and B-lymphocytes that is present on most B cell malignancies. CD19 is also a cell surface marker expressed broadly on the autoreactive B-cells and plasma cells that are associated with autoimmune diseases such as lupus. Upon CD19 directed CAR T cell therapies, it also leads to B-cell aplasia which can be used as a pharmacodynamic marker. CD19 CAR T cell therapies have proven effective in treating B-cell leukemias, B-cell lymphoma and early evidence suggest they are effective in treating b-cell mediated autoimmune diseases. Efficacy is dependent on engraftment and expansion of the CAR T cells. However, rapid activation and expansion of CAR T cells can result in CRS and/or ICANS, which in some cases can be life-threatening, particularly for elderly patients and patients with comorbidities that have a poor tolerance for toxicity. Furthermore, excessive activation of CAR T cells can lead to cell exhaustion and limit their engraftment and expansion, which may impact the initial efficacy and durability of therapeutic effect. Obe-cel is an autologous therapy in which a patient’s T cells are genetically modified to express a novel CD19-specific binder designed to reduce side effects observed with this class of therapeutics.
AUCATZYL/obe-cel recognizes and interacts with the CD19 target with a fast off-rate enabled by the novel CAT scFv binding domain. This property allows the AUCATZYL/obe-cel cells to efficiently recognize target cells, inject cytotoxic proteins to initiate the natural self-destruction process present in all human cells and then rapidly disengage from them in order to engage the next target cell, a process also known as serial killing. Rapid disengagement from the target antigen is expected to minimize excessive activation of the programmed T cells, reduce toxicity and may also reduce T cell exhaustion.
The US FDA granted marketing approval for obe-cel for the treatment of adult patients with r/r B-ALL on November 8, 2024 under the brand name AUCATZYL. Marketing authorization applications (“MAA”) for AUCATZYL/obe-cel in adult r/r ALL are being reviewed by the regulators in both EU and the U.K., with a submission to the EMA accepted in March 2024, and a submission accepted by the U.K. MHRA in August 2024. We expect to receive notification of approval status from these authorities in the second half of 2025.
Clinical Development of Obe-cel in Adult ALL
Background of Adult ALL
Obe-cel was tested in a Phase 1b/2 clinical trial for the treatment of adult ALL, which according to the American Cancer Society is predicted to affect approximately 6,500 adults in the United States in 2023. Combination chemotherapy enables 90% of adult patients to experience complete remission (“CR”). However, the majority of these remissions are not long-lasting in adult patients. Despite this initial CR, and in contrast to pediatric ALL, the prognosis of adult ALL is still poor and has not changed significantly during the last two to three decades, with long-term remission rates limited to 30-40%. Approximately 50% of all adult ALL patients will relapse, and data from the Medical Research Council’s UKALL12/ECOG 2993 study, published in 2007, found that five-year overall survival (“OS”), rate in adults who relapse following standard multi-agent chemotherapy is 7%. The only curative option for relapsed or refractory ALL consists of achieving a second CR by salvage therapy followed by an allogeneic hematopoietic stem cell transplant (“allo-HSCT”). Without allo-HSCT, a subsequent relapse occurs in nearly all patients. However, less than half of patients achieve a second CR, and therefore only a subset will be eligible for this procedure. Even then, less than one-third of patients receiving the transplant are expected to sustain long-term disease-free survival. Further, allo-HSCT is associated with severe morbidity and significant mortality. Many patients with relapsed or refractory ALL will have been maximally treated with chemotherapy, and often do not achieve a second CR with standard-of-care chemotherapy in order to be eligible for allo-HSCT.

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
On November 8, 2024 the FDA approved the use of obe-cel for the treatment of adults with r/r B-ALL.
Obe-cel Phase 1b/2 Clinical Trial in Adult ALL (FELIX Trial)
We initiated the FELIX study, a Phase 1b/2 clinical trial of obe-cel for the treatment of adult r/r B-Acute Lymphoblastic Leukemia, in 2020. Most recently the data were published in the New England Journal of Medicine in December 2024.
The published data were from a pooled analysis of data from all patients across all cohorts in the FELIX Phase 1b/2 study. Of the 153 r/r B-ALL patients enrolled patients in the FELIX study, 127 (83.0%) received at least one obe-cel infusion and were evaluable. Eligible patients underwent leukapheresis, and bridging therapy, except blinatumomab, was permitted at the investigator’s discretion. Obe-cel was administered in a bone marrow (“BM”) burden adjusted split dose following lymphodepletion, with a BM mandated prior to lymphodepletion to guide dosing. The second obe-cel dose was given in the absence of severe/unresolved toxicity.
The primary end point was overall remission (“CR/Cri”). In the pivotal cohort of patients, (cohort IIA (n=94)), the CR/CRi for patients who received at least one infusion of obe-cel was 76.6%. Across all infused patients (n=127), of the 91/127 with ≥5% BM blasts pre-lymphodepletion, the CR/CRi was 74.7%. Median response duration for all infused patients was 21.2 months. Median event-free survival (EFS) was 11.9 months and the estimated 6- and 12-month event-free survival rates were 65.4% and 49.5%, respectively. BM burden pre-lymphodepletion correlated with median event-free survival; patients with low (<5% BM blasts), intermediate (≥5–≤75% blasts), and high (>75% blasts) BM burden had event-free survival rates at 12 months of 68.0%, 54.9% and 25.0%, respectively.
Median overall survival (“OS”) was 15.6 months and estimated 6- and 12-month overall survival rates were 80.3% and 61.1%, respectively. BM burden pre-lymphodepletion correlated with overall survival; patients with low, intermediate, and high BM burden had an overall survival rate at 12 months of 71.5%, 58.7% and 55.0%, respectively. BM burden before enrollment also influenced event-free and overall survival.
Of the 127 patients infused (pooled across all study cohorts), 99 patients responded. Of the responders, 18 patients (18.2%) proceeded to allo-Stem Cell Transplant (“allo-SCT”) while in remission at a median of 101 days post-obe-cel infusion. In 6/18 (33.3%), this was a second allo-SCT. Of 11 patients who had persisting CAR T cells before allo-SCT, and who had samples available post, none had CAR T cells detected following allo-SCT. There was no difference in event-free and overall survival observed between patients who received allo-SCT and those who did not.
Median duration of CAR T persistence by droplet digital PCR (ddPCR) in peripheral blood was 17.8 months.
Obe-cel was associated with minimal immunotoxicity. CRS and Immune effector cell-associated neurotoxicity syndrome (“ICANS”) rates (Grade ≥3) were 2.4% and 7.1%, respectively. Overall, 87 (68.5%) patients developed CRS, and 29 (22.8) developed ICANS. Severe ICANS post-obe-cel were seen as largely limited to patients with high BM burden pre-lymphodepletion. Intensive care unit (ICU) admissions occurred in 20 (15.7%) patients for a median of 5.5 days (range,1−37) of which 7/20 were admitted due to immunotoxicity management (5 ICANS, 2 CRS).
Obe-cel Phase 1 Clinical Trial in Adult ALL (ALLCAR19 Trial)
In the first quarter of 2018, our academic partner University College London (“UCL”) initiated a single-arm, open label, multi-center Phase 1 clinical trial of obe-cel, named the ALLCAR19 trial, in patients aged 16 to 65 years with high-risk, relapsed or refractory CD19 positive B-lineage ALL. The clinical trial was conducted at sites in the United Kingdom. The trial enrolled patients with a high tumor burden; 45% of treated patients had 50% or greater bone marrow blasts. In the trial, 20 patients received obe-cel; product for 14 of those patients was manufactured using a semi-automated, fully-enclosed process. The therapy was well tolerated, with no patients experiencing Grade 3 or higher CRS. Three patients (15%), all of whom had high leukemia burden (>50% blasts), experienced Grade 3 ICANS that resolved swiftly with steroids. Of the 20 patients evaluable for efficacy, 17 patients (85%) achieved minimum residual disease (“MRD”)-negative CR at one month.

A pooled analysis of long-term follow-up data from ALLCAR19 and FELIX Phase 1b Studies were presented at the ASH, meeting in December 2023. Data from the pooled analysis of r/r B-ALL patients (n=36) treated with obe-cel in the ALLCAR19 and FELIX Phase 1b studies showed high remission rates of 81% (29/36). After a median follow-up of 3 years and without subsequent transplant, 41% of patients continued in complete remission. The estimated EFS rate with censoring of subsequent transplant or new treatment was 45% at 36 months; all patients in ongoing remission were MRD negative at last assessment and median duration of response was not reached.
Regulatory Status and Plans
Obe-cel has received a number of designations from regulatory authorities, as follows: FDA orphan drug designation for the treatment of ALL (October 2019), EMA PRIME designation (March 2021), MHRA ILAP designation (June 2021), European Commission orphan drug designation (March 2022), and FDA RMAT designation (April 2022). The US FDA granted marketing approval for obe-cel on November 8, 2024 under the brand name AUCATZYL for the treatment of adult patients with relapsed or refractory B-cell precursor acute lymphoblastic leukemia (r/r B-ALL) without the need for a Risk Evaluation and Mitigation Strategy (REMS). The approval is based on data from the Phase 2 cohort of FELIX study. MAAs for obe-cel in r/r B-ALL are being reviewed by the regulators in both the EU and the UK, with a submission to the EMA accepted in March 2024, and a submission accepted by the U.K. MHRA in August 2024. Based on prior regulatory timelines, we expect to hear from the MHRA and EMA regarding potential marketing approvals in the second half of 2025.
Commercialization Strategy for AUCATZYL
The U.S. FDA has granted marketing approval for AUCATZYL for the treatment of patients with r/r B-ALL. We are now in the process of launching the product in the US. In addition to the standard sales & marketing elements and medical affairs activities required to successfully commercialize an oncology/hematology product, there are several additional requirements needed for commercializing CAR-T cell therapies. This required several bespoke elements, including the processes for distribution, patient scheduling, center engagement and service hub to be established. It is a requirement that the product is administered only by authorized centers that are specialized in hematology and have the necessary infrastructure and capabilities for administering CAR-T therapies. We achieved our target 33 centers fully authorized to deliver AUCATZYL by end of January 2025, covering 60% of the accessible patient population, and this number of centers will steadily increase with the expectation it will be over 50 centers by mid-2025. We expect to complete authorization of 60 treatment centers, covering approximately 90% of the target patient population, by the end of 2025.
In December 2024, the National Comprehensive Cancer Network®, or NCCN, added AUCATZYL to its Clinical Practice Guidelines in Oncology, or NCCN Guidelines®, for the treatment of adult r/r B-ALL. The NCCN is a not-for-profit alliance of 30 leading cancer centers devoted to patient care, research, and education. The NCCN Guidelines are a comprehensive set of guidelines detailing the sequential management decisions and interventions that currently apply to 97% of cancers affecting patients in the U.S and are intended to ensure that all patients receive preventive, diagnostic, treatment, and supportive services that reflect the latest evidence in oncological patient care.
We have retained worldwide commercial rights for AUCATZYL. We plan to expand our global commercialization capabilities over time such that we are able to commercialize any product candidate in a broader number of countries over time, but with a focus on achieving an early presence in the U.S., U.K. and parts of Europe, i.e. countries where we expect to obtain a regulatory approval. We may pursue strategic collaborations with third parties in order to maximize the commercial potential of AUCATZYL. Under the terms of the License and Option Agreement with BioNTech, BioNTech has certain options to co-promote or co-commercialize AUTO1/22 and AUTO6NG. We generally expect to launch any of our products that receive regulatory approval in the United States first, followed by the U.K., EU and subsequently in other major markets. The product option for AUTO1/22 was not exercised and has expired as of February 8, 2025. See “Risk Factors–Risks Related to our Intellectual Property–Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could significantly harm our business.”
Our Manufacturing and Logistics Capabilities
We are devoting significant resources to process development and manufacturing in order to optimize the safety and efficacy of AUCATZYL, to ensure high quality and reliable product supply to patients, as well as to reduce our per unit manufacturing costs and time to market for AUCATZYL and any of our programmed T cell product candidates for which we obtain regulatory approval.
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
Our manufacturing and commercialization strategy requires a fully integrated vein-to-vein product delivery cycle. We believe having established manufacturing processes suitable for commercialization early in the development of AUCATZYL will allow us to focus on expanding manufacturing capacity during our early commercial launch needs. Over time, we expect to establish regional manufacturing hubs to meet projected near-, mid- and long-term commercial product requirements for commercialization. Our first purpose-built facility, the Nucleus, is located in Stevenage, U.K.. This facility, which has a global reach, can meet our near and mid-term clinical and commercial needs allowing ample time for expanding our manufacturing footprint. Our plan is to establish our manufacturing infrastructure in a manner that would minimize logistical complexities and costs for all regions going forward.
The licensure and commercial supply of our cell products will be from our 70,000 square foot facility called the Nucleus, in Stevenage, United Kingdom. We believe this facility, which has a global reach, can meet our near and mid-term clinical and commercial needs allowing ample time for expanding our manufacturing footprint. In March 2024, following the most recent GMP inspection by the MHRA in February 2024, the Nucleus facility obtained a Manufacturer’s Importation Authorization (MIA) together with the accompanying GMP certificate. These licenses enable us to manufacture both commercial and clinical autologous drug products in the facility. The Nucleus provides multiple clean rooms, QC labs, warehouse and administrative space and is being fitted out in a phased manner as demand requires. At full capacity, we expect the Nucleus facility to provide manufacturing capacity for approximately 2,000 batches annually, Additional fallow space for the expansion of manufacturing capacity is available if required. Our plan is to establish our manufacturing infrastructure in a manner that would minimize logistical complexities and costs for all regions going forward.
We believe our scalable closed-system manufacturing process, along with our proprietary and modular T cell programming technologies, would be challenging and costly for potential competitors to replicate.
Our Manufacture and Delivery Performance
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
Manufacturing Agreements with Third Parties
We obtain viral vector for commercial supply of AUCATZYL and for late stage clinical trials from our partner AGC Biologics. We also have manufacturing agreements with King’s College London for early phase vector manufacturing, and some internal capability to produce vector for early and late-stage trials. All vector manufacturing is done in accordance with current Good Manufacturing Practice (“cGMP”) in compliant manufacturing facilities. The manufacturing agreements governing the external supply arrangements also provide for access to services including quality management systems, qualified persons for product release, office space, frozen storage and warehousing services.

In March 2018, we entered into a strategic, long-term supply agreement with Miltenyi Biotec GmbH (“Miltenyi”), for the supply of Miltenyi’s CliniMACS Prodigy instruments, reagents and disposables for the manufacture of our programmed T cell therapies, including for commercial production of AUCATZYL as well as for preclinical and clinical use, as well as support services. The supply agreement sets forth procedures to ensure continuity of supply to us of Miltenyi’s products, both during the clinical phase and any future commercial phase of our product candidates. After the initial ten-year term of the agreement, we have two separate options to renew the agreement, each for an additional five-year term. The supply agreement contains customary termination provisions, allowing for termination by a party upon the other party’s uncured material breach, upon the other party’s bankruptcy or insolvency or upon the other party being subject to an extended period of force majeure events. We may also terminate the supply agreement upon advance written notice, if we decide to suspend or discontinue the development or commercialization of our product candidates. The supply agreement is governed under the laws of Germany.
Competition
There are two direct in class competitors to AUCATZYL approved for the treatment of adult patients with r/r B-ALL: the autologous CAR therapies Tecartus and Kymriah. Tecartus is approved for use in adult B-ALL and Kymriah is approved for use in adolescents and young adults, (i.e., patients up to the age of 25). We believe obe-cel has a differentiated safety profile and shows potential for longer term outcomes when compared to these current approved therapies.
In addition, it is possible that companies could take other autologous CAR T cell products forward in adult ALL or allogeneic “off-the-shelf” CAR T cell therapies could be developed which would be considered direct competitors. Allogeneic products are in early development in indications other than B-ALL, and, because these products are not made from the patient's own cells, they might be more convenient to deliver, without the need to wait for a product to be manufactured (typical manufacturing times for autologous products are currently 18-25 days). However, this class of product has not shown the same levels of durable activity and the products in clinical trials are therefore likely to require periodic repeat dosing as opposed to autologous products, which allow for the therapy to be given as a one-time treatment.
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
Obe-cel for the Treatment of Pediatric ALL, B-NHL and other B-cell malignancies
In addition to AUCATZYL/obe-cel for the treatment of adult r/r B-ALL, we are advancing obe-cel in other oncology indications including pediatric B-ALL and B-NHL, for which we have initiated Phase 1 studies.
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

CD19 CAR T cell therapies have been tested in pediatric ALL patients and have shown sustained responses without allo-HSCT. In adult ALL, however, one of the major challenges has been severe toxicity, including death due to CAR T cell-mediated toxicity observed in the clinical trials of these products. Obe-cel has been designed to reduce toxicity but still sustain durable CRs.
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
In December 2023, Autolus initiated a phase 1 study to evaluate the safety and efficacy of obe-cel in pediatric patients with r/r B-ALL and r/r B-NHL. This is a single-arm, open label, multi-center trial enrolling patients aged 18 and younger. The study is currently enrolling patients.
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
At the ASH 2023 meeting, updates were provided from the B-cell NHL/CLL cohorts. As of the data cut-off date of September 13, 2023, 23 r/r B-NHL and 5 B-CLL patients had received treatment with obe-cel. Obe-cel continues to display a favorable tolerability profile with no ICANS or Grade 3 or higher CRS across different indications. Of 28 patients with NHL/CLL evaluable for efficacy, the best ORR was 26/28 (92%). Obe-cel was observed to be well-tolerated and active in DLBCL, 8/9 evaluable patients entered CMR; 6 patients are in ongoing CMR with one relapse at 12 months and one unrelated death. . In CLL, four of the five treated patients achieved undetectable minimal residual disease (“uMRD”) in the bone marrow, with all ongoing at the last follow-up date.
We continue to evaluate obe-cel's potential to address current unmet medical needs in these indications.

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
Obe-cel for Lupus and Other Autoimmune Diseases
In addition to advancing AUCATZYL/obe-cel for oncology indications, we are advancing obe-cel for the treatment of Lupus and other autoimmune diseases. We have initiated the Phase 1 CARLYSLE trial to determine the safety, tolerability, and preliminary efficacy of obe-cel in patients with severe, refractory systemic lupus erythematosus.
Background of SLE
Systemic lupus erythematosus (“SLE”) is an autoimmune disease characterized by the formation of autoantibodies and immune complex–mediated inflammation and organ damage, including the skin, joints, central nervous system, heart, lung, and kidneys. Disease severity changes over time with periods of no disease activity alternated by periods with disease flares/relapses. In some cases SLE can be life threatening. The disease onset is generally between the ages of 20 and 40, and it affects predominantly young women. The estimated prevalent population of SLE patients in the United States, United Kingdom, Germany, France Spain, Italy and Japan is approximately 550,000 patients ~60% (330,000 patients) with moderate to severe disease. ~15% will be refractory to standard therapies; potentially addressable by CAR T therapy.
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
Another strategy to induce deeper depletion of the B cell compartment originates from the highly effective treatment of patients with B cell malignancies using CD19 CAR T cells. A clinical study by Mackensen and colleagues published in 2023 showed a deep depletion of CD19+ B cells and plasma blasts in SLE-affected tissues could trigger an immune reset that could allow the cessation of immunosuppressive treatment in patients with SLE. In this study, autologous T cells from 8 patients with SLE were transduced with a lentiviral anti-CD19 CAR vector, expanded and reinfused at a dose of 1×10x6 CAR T cells per kg body weight into the patients after lymphodepletion with fludarabine and cyclophosphamide. CAR T cells expanded in vivo and led to deep depletion of B cells with improvement of clinical symptoms and normalization of laboratory parameters including seroconversion of anti-ds DNA antibodies. Remission of SLE according to standard criteria was achieved in all patients after 3 months, and drug-free remission was maintained during longer follow-up after CAR T cell administration.

Based on the important role of B cells in the SLE disease pathogenesis and the preliminary evidence of safety and activity of CD19 CAR T cell therapy in this disease, we have hypothesized that treatment with a single infusion of obe-cel may have the potential to eliminate the malfunctioning autoreactive B cells and ameliorate disease in SLE patients in a similar fashion. We believe obe-cel's potential advantages over other autoimmune therapies that are approved or in development include its differentiated mechanism of action via its fast-off rate CD19 binder, the existing clinical data and approval in r/r B-ALL and our established manufacturing and commercial capabilities. In particular, the favorable safety profile, with low rates of high-grade CRS and ICANS in the cancer setting, have the potential to drive acceptability of a cell therapy approach in the rheumatology setting. Additionally, the fast-off rate kinetics observed with obe-cel in the cancer setting show increased T-cell engraftment and profound B-cell depletion. These properties have the potential to drive a deeper cut into CD19+ B cells and plasma blasts in SLE-affected tissues, and could potentially trigger an immune reset in patients. Obe-cel is the only autologous CD19 CAR T-cell therapy being developed for lupus with an approval in another indication. We expect that data supporting the safety and manufacture of obe-cel in r/r B-ALL could potentially be useful to support the development of obe-cel in autoimmune indications. Finally, our established commercial systems and manufacturing infrastructure for AUCATZYL/obe-cel could be leveraged to support an autoimmune indication.
Clinical Development in SLE, LN and other Autoimmune Diseases
The CARLYSLE trial is a single-arm, open-label, Phase 1 trial to determine the safety, tolerability, and preliminary efficacy of obe-cel in patients with severe, refractory SLE. The primary goal of this trial is to confirm the fixed dose of obe-cel in adult SLE patients. Six patients received a target dose of 50 x 106 CD19 CAR- positive T cells. Beyond this initial cohort, the study has the option to add further cohorts of patients. The first CARLYSLE trial was initiated in early 2024 and we completed patient doing in early 2025. We expect to provide initial data at our R&D Investor Event in April 2025 and follow up presentation of full data at a medical conference in the second half of 2025.
Depending on the outcome of the dose confirmation study in SLE, we would plan to initiate further studies in SLE and LN. Furthermore, additional evidence of CD19 CAR T cell treatment in other autoimmune diseases has been shown by others, including efficacy in patients with idiopathic inflammatory myositis, systemic sclerosis, myasthenia gravis and multiple sclerosis. Depending on the outcome of the dose confirmation study in SLE, we would plan to investigate obe-cel in additional autoimmune disease indications.
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
Clinical Development of AUTO4
In the fourth quarter of 2018, we began enrolling patients in a single-arm, open label, multi-center Phase 1/2 clinical trial, Libra T1, in patients with TRBC1 positive PTCL-NOS, AITL and ALCL, the three most common subtypes of PTCL, for which patients have failed, or have relapsed disease following, at least one prior therapy. We refer to this trial as the LibrA-T1 trial, which was initiated at sites in the U.K. and Spain in 2018 and 2020 respectively. Patients were screened for TRBC status of tumor cells using a CE-marked next-generation sequencing (“NGS”) method prior to full enrollment in the trial.
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

Data from the first 13 patients dosed in the Libra T1 trial was presented at the ICML in June 2023. At the cutoff date of April 28, 2023, 19 patients were enrolled into the study and 13 were dosed. Using manufacturing process A, 10 patients were dosed. Using manufacturing process B, 3 additional patients were dosed. Among the 13 patients dosed with AUTO4, the treatment was well tolerated with no DLT. Ongoing responses at 15 and 18 months post-dosing at the highest dose tested (450x106) are encouraging. Presence of CAR T cells in the lymph nodes of patients suggest fast homing of CAR T cells to the tumor site, despite absence in the blood. Efficacy data from Process B was not provided given median follow up is <3 months. This study is no longer enrolling patients.
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
In 2016, in collaboration with Cancer Research UK’s Centre for Drug Development we initiated a single-arm Phase 1 dose escalation trial of AUTO6 in relapsed or refractory neuroblastoma at two pediatric cancer centers in the U.K.. The trial evaluated the safety and efficacy of AUTO6. In 2020 the data from the AUTO6 Phase 1 clinical trial was published in Science Translational Medicine. The results from the study showed that AUTO6 can induce rapid regression of bulky disease in a solid tumor setting without inducing on-target, off-tumor toxicity, despite dose dependent CAR T expansion. CAR T cell expansion was observed in all 6 patients treated at the higher cell dose cohorts in this Phase 1 study. Three of these six patients demonstrated evidence of transient CAR T cell activity, including CRS, and regression of soft tissue and BM disease activity.
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

We presented new preclinical data for AUTO6NG in June 2020 at the American Association for Cancer Research (“AACR”) Virtual Annual Meeting 2020. GD2 was evaluated as a therapeutic CAR T target antigen in SCLC. We observed that AUTO6 alone has demonstrated efficacy in an in vitro SCLC model; however, successful tumor targeting alone was not sufficient to drive meaningful in vivo efficacy in the same SCLC model. We presented new preclinical data demonstrating the ability to target GD2 in SCLC cell line models in vitro, and the requirement for enhancing modules, designed to overcome TME suppressive mechanisms, to drive superior in vivo efficacy in a SCLC mouse model. The data suggests that AUTO6NG can overcome the immune suppressive mechanisms in the TME.
Clinical Development Strategy of AUTO6NG
GD2 is expressed in numerous pediatric and adult tumors including neuroblastoma, osteosarcoma, soft tissue sarcoma, melanoma, astrocytoma and small cell lung cancer (“SCLC”). A Phase 1 clinical trial of AUTO6NG in r/r neuroblastoma was initiated in December 2023 in collaboration with UCL. This study is currently enrolling patients
Commercialization and Manufacturing Plans for our Clinical-Stage Programs
We are developing our clinical-stage programs for the treatment of patients with late-stage or rare hematological cancers and solid tumors, most of whom are treated in specialized treatment centers or hospitals. With our experience in gene therapy, transplantation and oncology, we aim to provide high levels of service and scientific engagement at these treatment centers, and to pilot and establish systems necessary for product delivery by the time of launch. By focusing on these centers, we can begin to build our commercialization capabilities with limited resources. We are also planning to advance obe-cel in autoimmune indications, and plan to leverage our established clinical and commercial manufacturing infrastructure, including our purpose-built manufacturing facility, the Nucleus.
We have retained worldwide commercial rights for our product candidates. We plan to expand our global commercialization capabilities over time such that we are able to commercialize any product candidate in a broader number of countries over time, but with a focus on achieving an early presence in the U.S., U.K. and parts of Europe, i.e. countries where we expect to obtain a regulatory approval. We may pursue strategic collaborations with third parties in order to maximize the commercial potential of our product candidates. Under the terms of the License and Option Agreement with BioNTech, BioNTech has certain options to co-promote or co-commercialize AUTO1/22 and AUTO6NG. We generally expect to launch any of our products that receive regulatory approval in the United States first, followed by the U.K., EU and subsequently in other major markets. The product option for AUTO1/22 was not exercised as of February 8, 2025 and has expired. See “Risk Factors–Risks Related to our Intellectual Property–Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could significantly harm our business.”
In addition to the Nucleus, we maintain separate manufacturing capabilities for clinical-stage programs separate to The Nucleus (which is used exclusively for commercial manufacturing of AUCATZYL) to support further clinical trials of obe-cel in autoimmune conditions and potentially future hematological indications. For clinical trial supply, we have established our internal cell and vector manufacturing capacity at the Cell and Gene Therapy Catapult in Stevenage, United Kingdom. We have a cell manufacturing suite capable of supporting clinical supply operations.
Our early-stage programs such as AUTO1/22 and AUTO6NG are manufactured in collaboration with the UCL study teams. However, phase-appropriate Process Development activities have been initiated within our laboratories in order to leverage our existing manufacturing capabilities for progression to a late-stage clinical program.
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

As of December 31, 2024, our patent portfolio is comprised of 83 patent families, of which 17 patent families originated from UCLB, the technology-transfer company of UCL and 63 patent families we own and have originated from our own research. Of the 17 live patent families that were originally in-licensed from UCL, 16 have been assigned to us. Because we have acquired or licensed certain of our patents from UCLB, and licensed certain of other patents from third parties, we must rely on their prior practices with regard to the assignment of such intellectual property. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
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

We also protect our brand via the use of trademarks. As of December 31, 2024, our trademark portfolio consists of 5 trademark families covering our core brand and product. These families include protection in commercially relevant jurisdictions, including the U.S. and Europe. We have established internal guidelines for the use of our brands and monitor for the registration of similar marks by third parties.
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
We also agreed to grant BioNTech the following time-limited Options:
•an option to obtain exclusive rights to co-fund development costs of our development-stage programs AUTO1/22 and AUTO6NG, in return for agreed upon economic terms, including an option exercise fee, milestone payments and a profit-sharing arrangement for each such product candidate, with additional options to co-promote or co-commercialize such product candidate. The product option for AUTO1/22 was not exercised and has expired as of February 8, 2025;
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
Obe-cel Product Revenue Interest
Under the BioNTech License Agreement, BioNTech has also agreed to financially support the expansion of the clinical development program and planned commercialization of, obe-cel. In exchange for the grant of rights to future revenues from the sales of obe-cel, BioNTech has made an upfront payment to us of $40 million (representing the remainder of the $50 million total upfront payment). We will pay BioNTech a low single-digit percentage of annual net sales of obe-cel, including revenues from sales of AUCATZYL, which may be increased up to a mid-single digit percentage in exchange for milestone payments of up to $100 million in the aggregate on achievement of certain regulatory events for specific new indications upon BioNTech's election. We expect to make initial payments of the revenue interest to BioNTech in 2025.

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
Under the license agreement, as amended, we are obligated to pay UCLB milestone payments upon the initiation of certain clinical activities in an aggregate amount of £0.18 million, the receipt of specified regulatory approvals in an aggregate amount of £37.5 million, the start of commercialization in an aggregate amount of £18 million, and the achievement of net sales levels in an aggregate amount of £51 million. On a per-product basis, these milestone payments range from £1 million to £18.5 million, depending on which T cell programming modules are used in the product achieving the milestone. On November 8, 2024 we were notified by the FDA that our obe-cel BLA was approved, allowing for the marketing of AUCATZYL in the US for the treatment of adult patients (18 years and older) with r/r B-ALL. Consequently, we paid a regulatory milestone payment of £10.0 million to UCLB. Under the terms of the license, we have the right to grant sub-licenses to third parties, subject to certain restrictions. If we receive any income in connection with such sublicenses, we must pay UCLB a percentage of the income allocable to the value of the sublicensed intellectual property rights ranging from low twenties to mid-single digits, decreasing based on the development expenses incurred by us and the passage of time. In 2024, $0.1 million was payable to UCLB by us relating to the income allocable to the value of the sublicensed intellectual property rights. UCLB has retained the right to use the licensed T cell programming modules for academic research purposes at UCL and with other academic institutions, subject to certain restrictions.
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

Adult patients with LBCL after two or more lines of systemic therapy, including DLBCL

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

*Indication based on United States Prescribing Information (USPI)
Four of these products, Tecartus and Yescarta from Kite/Gilead, Kymriah from Novartis and Breyanzi from BMS are anti-CD19 CAR T cell therapies, the same class as obe-cel. However, only Tecartus is approved for use in adult ALL with Kymriah also being an option for adolescents and young adults, (i.e., patients up to the age of 25 years old). We believe there will be a market for obe-cel in this indication due to its differentiated safety profile when compared to current approved therapies.
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
CAR T cell therapies are also being evaluated for treatment of autoimmune diseases. There are biotech and pharma companies in early-stage clinical trials in SLE and LN, as well as other autoimmune diseases, including Myasthenia Gravis, Scleroderma, Myositis, Multiple Sclerosis. Initiated Phase 1 and 2 studies in SLE/LN include Cabaletta (CABA 201), Kyverna (KYV 101), Novartis (YTB323), Juno/BMS (CC-97540), Cartesian (Descartes-08).

Company, trial	
Fate Therapeutics FT819 (CD19 allo)	Atara Bio ATA3219 (allo' CD19-1XX CAR+EBV CAR-T)
iCell (BCMA-CD19 cCAR-T)	BMS CC97540 (auto' CD19 CAR-T)
ImmPACT Bio IMPT-514 (CD19/CD20 CAR-T)	Cabaletta Bio CABA-201 (auto' CD19 CAR-T)
Guangdong Ruishun Biotech/Renji Hospital RJMty19 (CD19-CAR-DNT)	Cartesian Therapeutics/Selecta Biosciences DESCARTES-08 (BCMA mRNA CAR-T)
Juventas Cell Therapy CNCT19 (CD19 CAR-T)	Century Therapeutics CNTY-101 (allo' CD19 CAR-iNK)
Kyverna KYV-101 (auto' CD19 CAR-T)	CRISPR Therapeutics CTX112 (allo' CD19 CAR-T)
Miltenyi MB-CART 2219.1 (auto CD19 CAR-T)	Gracell/AstraZeneca AZD0120 (GC012F, BCMA/CD19 dual CAR-T)
Nkarta NKX019 (allo' CD19 CAR-NK)	Genentech/Roche REGENCY3
Sana Biotechnology SC291 (allo' CD19 hypoimmune CAR-T)

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

Before testing any biological product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations as well as in vitro and animal studies to assess the potential safety and efficacy of the product candidate. After sufficient preclinical testing has been conducted, the conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The clinical trial sponsor must submit an IND to the FDA before clinical testing can begin in the United States. An IND must contain the results of the preclinical tests, manufacturing information, analytical data, any available clinical data or literature, a proposed clinical protocol, an investigator’s brochure, a sample informed consent form, and other materials.
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
Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in significant part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care organizations, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process of establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity of and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy.
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
Additionally, similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the data privacy and security of certain protected information, such as the EU GDPR and the U.K. GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Union and the United Kingdom (including health data).
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

Recently, there have been a number of health reform measures that we expect will have a significant impact on the pharmaceutical industry. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.
In addition, the IRA (i) directs HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
Further, there remains heightened Congressional scrutiny in the United States of pharmaceutical pricing practices designed to, among other things, bring more transparency in product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.
In addition to the IRA, other federal health reform measures have been proposed and adopted in the United States that could impact cell therapy. Most notably, the previous administration supported and promulgated a rule related to value based payment alternatives in the Medicaid program. Medicaid is a jointly run federal and state program that provides health benefits coverage for low-income residents and children. In exchange for broad coverage in Medicaid, drug manufacturers are required to sign a Medicare Drug Rebate agreement which requires them to offer Medicaid programs the “best price” available for a particular product. This “best price” takes into consideration any rebates or concessions manufacturers offer, with some exceptions. The final rule exempts value-based or outcomes-based payment arrangements from the definition of “best price” which provides manufacturers more flexibility to work with commercial payors and states on innovate payment mechanisms for high-cost cell and gene therapies. While Medicaid is not a significant driver of cell therapy sales it is a bellwether program and one we watch closely.
The U.S. Foreign Corrupt Practice Act, the U.K. Bribery Act 2010 and Other Anti-corruption and Trade Control Laws
The U.S. Foreign Corrupt Practice Act, as amended (the “FCPA”) prohibits any U.S. individual or business, as well as their employees, officers, agents, and representatives, from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign, non-U.S. official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts. In addition to the FCPA, other U.S. laws such as the U.S. domestic bribery statute and U.S. Travel Act prohibit the provision of improper payments and benefits to government and private-sector recipients within the United States.

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
We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the U.K. and the United States and authorities in the EU, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as trade control laws.
Failure to comply with the UK Bribery Act, the FCPA and other anti-corruption laws and trade control laws could subject us to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses.
Data Privacy and Security Laws
In the ordinary course of our business, we and the third parties with whom we work process personal or sensitive data, including data we collect in connection with our clinical trial activities. Accordingly, we are subject to certain data privacy and security obligations, including U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, HIPAA, as amended by the HITECH, the EU’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of U.K. law by virtue of section 3 of the EU (Withdrawal) Act 2018 (“UK GDPR”), and the ePrivacy Directive and local implementations thereof, including the U.K.’s Privacy and Electronic Communications Regulations 2003. In the past few years, several states within the United States have enacted comprehensive privacy laws that impose certain obligations on covered businesses. We may in the future become subject to these laws. Additionally, we are, and may become in the future, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the U.K. and/or the EU in certain circumstances.
See the risk factor captioned “We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences” In Part I, Item 1A. of this report for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.
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
There is legislation at an EU level relating to the standards of quality and safety for the collection and testing of human blood and blood components for use in cell-based therapies, which could apply to our products. Additionally, there may be local legislation in various EU Member States, which may be more restrictive than the EU legislation, and we would need to comply with such legislation to the extent it applies.

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
The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.
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
During the development of a medicinal product, the EMA and national competent authorities of EU Member States provide the opportunity for dialogue and guidance on the development program. At the EU level, developers of medicinal products can ask the EMA for scientific advice and protocol assistance at any stage of development and regardless of whether the medicinal product is eligible for the centralized authorization procedure or not. Assistance is given by the EMA’s Committee for Medicinal Products for Human Use, or CHMP, on the recommendation of the Scientific Advice Working Party. A fee is incurred with each scientific advice procedure. Advice from the EMA is provided by responding to specific questions concerning, quality aspects (manufacturing, chemical, pharmaceutical and biological testing of the medicine), nonclinical testing (toxicological and pharmacological tests designed to show the activity of the medicine in the laboratory) and clinical aspects (appropriateness of studies in patients or healthy volunteers, selection of endpoints), methodological issues (statistical tests to use, data analysis, modelling and simulation), overall development strategy (conditional marketing authorization, bridging strategy for generics, safety database), significant benefit for maintaining orphan designation, and pediatric developments. In accordance with the EMA’s policy, scientific advice will not be legally binding with regard to any future marketing authorization application of the product concerned.
Marketing Authorizations
In the EU, medicinal products can only be commercialized after a related marketing authorization (“MA”), has been granted. To obtain an MA for a product in the EU, an applicant must submit a Marketing Authorization Application (“MAA”), either under a centralized procedure administered by the European Medicines Agency (“EMA”), or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). A MA may be granted only to an applicant established in the EU. The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the EEA (which is comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”), and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.
Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of a MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.

A MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).
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
A MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles.
Like a conditional MA, a MA granted under exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.
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

Advanced Therapy Medicinal Products
Advanced Therapy Medicinal Products, or ATMPs, include gene therapy products as well as somatic cell therapy products and tissue engineered products. The grant of marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation (EC) No. 1394/2007 on ATMPs, read in combination with Directive (EC) No. 2001/83 of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation (EC) No. 1394/2007 establishes specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to the EMA which is required to provide an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA. The Committee for Advanced Therapies (“CAT”) is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CAT is primarily responsible for the scientific evaluation of ATMPs and prepares a draft opinion on the quality, safety and efficacy of each ATMP for which a marketing authorization application is submitted. The CAT’s opinion is then taken into account by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification. The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a marketing authorization application; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs. Although these guidelines are not legally binding, we believe that our compliance with them is likely necessary to gain and maintain approval for any of our product candidates.
Products made from substances of human origin must also comply with Regulation (EU) 2024/1938 on standards of quality and safety for substances of human origin intended for human application. This Regulation describes the conditions and quality requirements which must be applied when sourcing the substances of human origin intended for manufacturing of such medicinal products and removed divergences between EU Member States that were present under the (now repealed) Directive (EC) No. 2004/23.
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

Pediatric Development
In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”), agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.
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
Manufacturing Regulation
In addition to a MA, various other requirements apply to the manufacturing and placing on the EU market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including EU cGMP standards. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of EU Member States. Marketing authorization holders and/or manufacturing and import authorization, or MA holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.
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
Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of a MAA. A MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.
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

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, a MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.
Post-Approval Controls
Where a MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).
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
In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”), which may require approval by the competent national authorities in connection with a MA. The SmPC is the document that provides information to physicians and other healthcare professionals concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.
Pricing and Reimbursement
In the EU, pricing and reimbursement schemes vary widely from country to country. Some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.
In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (“HTA”) process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA Regulation”) was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation has applied from January 12, 2025 although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all advanced therapy medicinal products (ATMPs), it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026. The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the EU. In light of the fact that the U.K. has left the EU, Regulation No 2021/2282 on HTA does not apply in the U.K.. However, the U.K. Medicines and Healthcare products Regulation Agency (“MHRA”) is working with U.K. HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products, including, effective as of 31 March 2025, relaunching the Innovative Licensing and Access Pathway with more predictable timelines and closer involvement of the National Health Service.

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
Companion diagnostics must undergo a conformity assessment by a Notified Body. If the related medicinal product has, or is in the process of, been authorized through the centralized procedure for the authorization of medicinal products, the notified body will, before it can issue a CE Certificate of Conformity, be required to seek a scientific opinion from the EMA on the suitability of the companion diagnostic for use in relation to the medicinal product concerned. For medicinal products that have or are in the process of authorization through any other route provided in EU legislation, the Notified Body must seek the opinion of the national competent authority of an EU Member State.
Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom’s, or U.K., withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the U.K. and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the U.K.’s standalone regulator for medicinal products and medical devices. The United Kingdom is now a third country to the EU.
The U.K. regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into U.K. national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the U.K. legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The U.K. Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. The U.K. Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. These resulting legislative amendments will, if implemented in their current form, bring the U.K. into closer alignment with the CTR. . In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the United Kingdom are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU’s centralized procedure marketing authorization can no longer be established in the United Kingdom. As a result, since this date, companies established in the United Kingdom cannot use the EU’s centralized procedure. In order to obtain a United Kingdom MA to commercialize products in the United Kingdom, an applicant must be established in the United Kingdom and must follow one of the United Kingdom national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical, and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under the rolling-review procedure has been validated, the decision should be received within 100 days (subject to clock-stops).
In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (“IRP”), when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulatory in Australia, Canada, Switzerland, Singapore, Japan, the U.S.A. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the United Kingdom. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60 day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval hasn’t been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.
All existing marketing authorizations of the EU for centrally authorized products were automatically converted or grandfathered into the United Kingdom’s marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland remained within the scope of authorizations of the EU in relation to centrally authorized medicinal products until January 1, 2025. However, on January 1, 2025, a new arrangement as part of the so-called “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labelling and serialization requirements in relation to Northern Ireland and introduces a U.K.-wide licensing process for medicines.
There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in the United Kingdom, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in the United Kingdom.
Post-Approval Controls
Where a MA is granted in relation to a medicinal product in the U.K., the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States and the EU, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the MHRA. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).
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
In the U.K., the advertising and promotion of medicinal products are subject to U.K. laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in U.K. law. The U.K. SPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the U.K. SPC is considered off-label and is prohibited in the U.K.

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
Employees and Human Capital Resources
As of December 31, 2024, we had 647 full-time employees, 65 of whom hold Ph.D. or M.D. degrees, as shown in the table below:

	At December 31,
	2024	2023
Function:
Sales and general administration	173	80
Research and development including manufacturing	474	383
Total	647	463
Geography:
U.K.	495	391
Switzerland and Germany	18	13
United States	134	59
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards.
As of December 31, 2024. the Company added the manufacturing function following the BLA approval granted by the FDA.
Item 1A. Risk Factors
Our business is subject to numerous risks. You should carefully consider and evaluate each of the following factors as well as the other information in this Annual Report on Form 10-K, including our financial statements and related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price our ADSs could decline.

Risks Related to Our Financial Position and Need For Capital
We are an early commercial-stage biopharmaceutical company and have incurred significant losses since our inception. We expect to continue to incur losses for the foreseeable future.
We are an early commercial-stage biopharmaceutical company with a limited operating history, and we have incurred significant net losses since our inception in 2014. We have incurred losses of $220.7 million and $208.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $1,099.2 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities, including ADSs, licensing and collaboration arrangements and strategic financing.
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
Should we be unsuccessful in our commercialization efforts for AUCATZYL or if the rates of market acceptance do not meet our expectations, we may not generate sufficient revenue. We expect that it could take several years until any of our other product candidates receive marketing approval and are commercialized, and we may never be successful in obtaining marketing approval and commercializing any of our other product candidates, including obe-cel in additional indications or territories. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. These net losses will adversely impact our shareholders’ equity and net assets and may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
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
In November 2021, we entered into a collaboration agreement with Blackstone (the “Blackstone Collaboration Agreement”) pursuant to which Blackstone agreed to pay us up to $150 million to support the continued development and commercialization of AUCATZYL/obe-cel and next-generation product candidates (collectively, the “Collaboration Products”) in exchange for our agreement to make substantial payments to Blackstone following approval of such Collaboration Products. These payments include a single-digit percentage payment on worldwide net sales of (i) the Collaboration Products in any indication and (ii) AUTO3 for the treatment of B-cell leukemias and lymphomas, by us and any of our licensees, as well as sales milestone payments relating to such net sales. Such payments to Blackstone could increase our cash requirements and could impair our liquidity. As of December 31, 2024, Blackstone has paid us the full $150 million under the terms of the Blackstone Collaboration Agreement, including the final payment of $30 million in the fourth quarter of 2024 following regulatory approval of AUCATZYL.
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
•relative convenience and ease of scheduling and administration, including as compared to alternative treatments and competitive therapies; and
•the effectiveness of our sales and marketing efforts and distribution support.
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
We have spent significant resources to build our global commercialization capabilities in anticipation of the commercial launch of AUCATZYL. To achieve commercial success for AUCATZYL or any other product candidate for which we may obtain marketing approval, we will need to maintain a sales and marketing organization and establish logistics and distribution processes to commercialize and deliver our product candidates to patients and healthcare providers. The development of sales, marketing and distribution capabilities has required and will continue to require substantial resources, will be time-consuming and could delay any product launch. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. In addition, not all members of our sales force have promoted medicines for treatment of adult r/r B-ALL prior to the launch of AUCATZYL. We have spent and will continue to expend significant time and resources to train our sales force to be able to educate physicians on the benefits of prescribing and pharmacists dispensing AUCATZYL. Furthermore, we must train our sales force to ensure that a consistent and appropriate message about AUCATZYL is being delivered to our potential customers. We may experience turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate physicians about the benefits of AUCATZYL and its proper administration and label indication, as well as our patient assistance programs, our efforts to successfully commercialize AUCATZYL could jeopardize, which could have a material adverse effect on our financial condition, share price and operations.
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
Due to their promising clinical therapeutic effect in clinical exploratory trials, engineered T cell therapies, redirected T cell therapies in general and antibody-drug conjugates are being pursued by multiple biotechnology and pharmaceutical companies, including Novartis AG (“Novartis”), Gilead Sciences, Inc. (“Gilead”), Bristol-Myers Squibb (“BMS”), and Janssen Biotech Inc. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, more effectively marketed and sold or less costly than any product candidates that we may develop, which could render our product candidates non-competitive and obsolete.
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

We currently hold £10 million in product liability insurance coverage in the aggregate, with a per incident limit of £10 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
Risks Related to the Development of Our Product Candidates
Our product candidates are in clinical development or in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
Other than AUCATZYL, the rest of our product pipeline is in clinical or preclinical development. We have established clinical proof-of-concept for only one of our products, AUCATZYL, which recently received FDA approval in r/r B-ALL. There is no assurance that our current or any other future clinical trials of our product candidates will be successful or will generate positive clinical data. Although we received marketing approval from the FDA for AUCATZYL in the US, and have submitted MAAs to the MHRA and EMA, we may not be successful in receiving marketing approval from these regulatory agencies, including the European Commission, for obe-cel or for any of our other product candidates. In order to commence a clinical trial in the United States, we must submit an IND to the FDA and have the IND application go into effect. Trials in the United States must be conducted pursuant to an active IND. An investigator may not administer a drug candidate to human subjects until the IND goes into effect. Similar requirements apply to our conduct of trials in the U.K. and EU. We are sponsoring active, recruiting clinical trials for obe-cel in additional indications and AUTO4. We are also collaborating with our academic partner UCL to support clinical trials sponsored by them of obe-cel in additional indications, AUTO1/22, AUTO6NG and AUTO8. In addition, patients who have received an investigational product developed by us will be evaluated for long-term safety and disease response in a long-term follow-up protocol. There can be no assurance that the FDA, the competent authorities of EU Member States or other regulatory agencies will permit any future clinical trial application to go into effect for our product candidates in a timely manner or at all.
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
Although we have received FDA approval for AUCATZYL in r/r B-ALL, our business remains substantially dependent on our ability to successfully obtain regulatory approval for, and, if approved, to successfully commercialize our other programmed T cell product candidates. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates in countries outside of the United States without obtaining regulatory approval from comparable regulatory authorities in relevant jurisdictions, such as the European Commission in the EU (granted on the basis of a positive opinion from the CHMP of the EMA). Additionally, to file for licensure in any jurisdiction outside of the U.K. we must first receive GMP certification from the MHRA. Before obtaining regulatory approvals for the commercial sale of any product candidate for a particular indication, if approved, we must demonstrate with substantial evidence gathered in preclinical and clinical studies, that the product candidate is safe and effective for that indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate. The obe-cel Regenerative Medicine Advanced Therapy (“RMAT”) designation was submitted to FDA in February 2022 and was granted in April 2022. Similarly, in the U.K., Autolus utilized the MHRA Innovative Licensing and Access Pathway (“ILAP”) and applied for ‘Innovative Passport’ designation (“Innovation Passport”) which aims to accelerate the timeline to regulatory approval. The U.K. ILAP designation in r/r B-ALL was granted in June 2021 and we submitted an MAA to the MHRA at the end of July 2024. Additionally, EMA PRIME designation in r/r B-ALL was obtained in March 2021 and we submitted an MAA to the EMA, which was accepted in April 2024. Moreover, Orphan Designation in B-ALL was granted by the FDA in November 2019 and by the European Commission in March 2022. Prior to seeking approval for any of our other product candidates, we will need to confer with the FDA, MHRA, the EMA and other regulatory authorities regarding the design of our clinical trials and the type and amount of clinical data necessary to seek and gain approval for our product candidates.
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
Even though we have received FDA approval for AUCATZYL in r/r B-ALL, and even if any of our other product candidates were to successfully obtain approval from the FDA, the European Commission or other comparable regulatory authorities in other jurisdictions, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one of our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product or generate revenues attributable to that product candidate. Also, the regulatory approval of AUCATZYL, or of any of our other current or future product candidates, once obtained, may be withdrawn. See the risk factor titled “—Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we will obtain marketing approval to commercialize a product candidate.”
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
Even if we are successful in continuing to build our pipeline and developing next-generation product candidates or expanding into solid tumor indications or autoimmune diseases, the potential product candidates that we identify may not be suitable for clinical development, including as a result of lack of safety, lack of tolerability, lack of activity, or other characteristics that indicate that they are unlikely to be products that will receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. If we do not successfully develop and commercialize product candidates or collaborate with others to do so, we will not be able to obtain product revenue in future periods, which could significantly harm our financial position and adversely affect the trading price of our ADSs.
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
In clinical trials conducted by other companies involving CAR T cells, the most prominent acute toxicities included symptoms thought to be associated with CRS, such as fever, low blood pressure and kidney dysfunction. Some patients also experienced toxicity of the central nervous system, or neurotoxicity, such as confusion, tremor, cranial nerve dysfunction, seizures and speech impairment. CAR T cell associated neurotoxicity is also known as ICANS. Adverse events with the worst grades and attributed to CAR T cells were severe and life threatening in some patients. The life-threatening events were related to cardiac dysfunction, kidney dysfunction and neurotoxicity. Severe and life-threatening toxicities occurred mostly in the first two weeks after cell infusion and generally resolved within three to four weeks, but several patients died in clinical trials involving CAR T cells developed by other companies and academic institutions. For example, the FDA-approved label for AUCATZYL carries a boxed warning for, among other adverse side effects, the risk of developing secondary T-cell malignancies.
There can be no assurance that patients in ongoing or future trials of obe-cel in additional indications, or any of our other product candidates will not experience more severe CRS, unacceptable levels of neurotoxicity or other serious adverse events.
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
We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA, the European Commission or other comparable regulatory authority, and we may never receive such approvals. Although we have received FDA approval for AUCATZYL in r/r B-ALL, it is impossible to predict accurately when or if any of our other product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. The potential label for the same product may differ in different territories based on the approval by different health authorities. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing.
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
Our manufacturing and commercialization strategy is based on establishing a fully integrated vein-to-delivery cycle. We have constructed and use a new facility (which we call “The Nucleus”) in Stevenage, U.K. which we believe will support our commercial manufacturing needs for AUCATZYL and any future products. Although we have received approval and licensure from health authorities to enter into operations at this facility, we may not be able to maintain ongoing licensure requirements. At present, we currently also use facilities and equipment at the Cell and Gene Therapy Catapult, as well as third party vendors, for vector and cell manufacturing. Over time we can add additional manufacturing sites in the United States and in Europe as needed.
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
We have limited experience as a company in designing and operating a commercial cell therapy or vector manufacturing facility and may not be successful in sustaining our own manufacturing capability. We may establish additional manufacturing sites as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Our manufacturing operations could be affected by cost overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors, or we may not be successful in establishing sufficient capacity to produce our product candidates in sufficient quantities to meet the requirements for the potential launch or to meet potential future demand, all of which could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.
We may not be successful in achieving cost of goods at commercial scale that provide for an attractive margin.
We believe that our current, enclosed manufacturing processes are fit for commercial scale and we anticipate they will enable commercial supply at an economical cost. However, we have not yet sustained manufacturing capacity at commercial scale and may underestimate the cost and time required to do so, and may overestimate cost reductions from economies of scale that can be realized with our manufacturing processes. We may ultimately be unable to manage the cost of goods for our product candidates to levels that will allow for a margin in line with our expectations and return on investment if and when those product candidates are commercialized. Further, as we scale up our commercial production, we expect our margin will be lower as we will not initially be utilizing our full manufacturing capacity, which may cause our cost of goods to be higher until we reach economies of scale.
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

The manufacture and delivery of programmed T cell therapies to patients involves complex, integrated processes, including harvesting T cells from patients, programming the T cells ex vivo, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient’s body. As a result of the complexities, the cost to manufacture biologics in general, and our programmed T cell products and product candidates in particular, is higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult and costly to reproduce. In addition, our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of white blood cells from the patient, shipping such patient material to the manufacturing site, storing and processing such patient material, shipping the patient material with the programmed T cells back to the patient, and infusing the patient with the final product. Other manufacturing issues include the differences in patient starting materials, inconsistency in cell growth, variability in product characteristics, interruptions in the manufacturing process, equipment or reagent failure, improper installation or operation of equipment, and vendor or operator error. Any product that is out of specification, even if supplied to a treatment center for administration to a patient, must be provided free of charge. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. For example, in the FELIX clinical trial of obe-cel as published in the New England Journal of Medicine in December 2024, 7 patients out of the 153 patients enrolled on to the clinical trial did not receive an infusion of obe-cel due to manufacturing-related reasons. If we lose, destroy or otherwise impair the patient materials at any point in the supply chain, the manufacturing process for that patient will need to be restarted, if sufficient starting materials are still available; the resulting delay may adversely affect that patient’s outcome due to the risk of disease progression.
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
Our business is subject to risks associated with conducting business outside of the United States, as our company is based in the U.K. and conducts operations internationally. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
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
•changes in U.S. and non-U.S. regulations and customs, tariffs and trade barriers;
•changes in non-U.S. currency exchange rates of the pound sterling, U.S. dollar, euro and currency controls;
•changes in a specific country’s or region’s political or economic environment, including the implications of the U.K.'s withdrawal from the EU;
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
For example, the U.S. government has threatened to impose new tariffs on imported products from various foreign countries. As we produce our clinical and commercial supply of drug in the United Kingdom, the import of clinical and commercial supply of our products into the United States could be impacted to the extent any such tariffs are imposed and applicable to pharmaceutical products. The impact of such tariffs would be subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Tariffs on our products would increase our cost of importing clinical and commercial product into the United States, which would increase the cost of revenue from sale of therapies and reduce our margins on the sale of our products.
The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ordinary shares.
Following Brexit, the U.K. and the EU signed an EU-UK Trade and Cooperation Agreement (“TCA”), which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. The TCA primarily focuses on ensuring free trade between the EU and the U.K. in relation to goods, including medicinal products. Among the changes that have occurred are that Great Britain (England, Scotland and Wales) is treated as a “third country,” a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland continues to follow certain limited EU regulatory rules, including in relation to trade in medical devices, but not in relation to medicinal products. As part of the TCA, the EU and the U.K. recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The U.K. has unilaterally agreed to accept EU batch testing and batch release.

However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the U.K. must be retested and re-released when entering the EU market for commercial use.
On February 27, 2023, the U.K. Government and the European Commission reached a political agreement on the so-called “Windsor Framework”. The Framework is intended to revise the Northern Ireland Protocol to address some of the perceived shortcomings in its operation. The agreement was adopted at the Withdrawal Agreement Joint Committee on March 24, 2023. Under the Windsor Framework, effective from January 1, 2025, medicinal products to be placed on the market in the U.K. (including in Northern Ireland) will be authorized solely in accordance with U.K. laws. Northern Ireland is reintegrated back into a U.K.-only regulatory environment under the authority of the MHRA with respect to all medicinal products.
A significant proportion of the regulatory framework in the U.K. applicable to medicinal products is currently derived from EU Directives and Regulations. The potential for U.K. legislation to diverge from EU legislation following Brexit could materially impact the regulatory regime with respect to the development, manufacture, import, approval, and commercialization of our product candidates in the U.K. or the EU. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.
All of these changes could increase our costs and otherwise adversely affect our business. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.
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
Additionally, although we are based in the U.K., we source research and development, manufacturing, consulting and other services from the United States and other countries. Further, potential future revenue may be derived from the United States, countries within the euro zone, and various other countries around the world. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates not only between the pound sterling and the U.S. dollar, but also the euro, Swiss franc, and other currencies, which may have a significant impact on our results of operations and cash flows from period to period. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenue, cost of revenue, assets and liabilities will be subject to fluctuations in currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of currency exchange rate fluctuations.
We expect to continue to expand our development, commercial and regulatory capabilities and have recently developed sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As of December 31, 2024, we had 650 employees, 647 of whom are full-time. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as our development and commercialization plans and strategies develop, and as we further develop as a public company, we may need additional managerial, operational, financial and other personnel, including personnel to support our product development and commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:
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
If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
In the ordinary course of our business, we and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials and sensitive third-party data (collectively, sensitive data). As a result, we and the third parties with whom we work face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services.
We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence (“AI”), telecommunications failures, earthquakes, fires, floods, and other similar threats.
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
Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party research collaborators, CROs, contract manufacturers, and suppliers for many aspects of our business, including research and development in connection with our clinical trial activities. Our reliance on such third-party service providers, technologies and collaborators could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities, including on a timely basis. Further, we have (and may in the future) experienced delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future. For example, several of Snowflake’s customer accounts were targeted as part of Snowflake’s security incident in June 2024, and the Autolus customer account was among those targeted. While Autolus did not experience any data loss or other material impact as a result of Snowflake incident, a security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services.
We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including in connection with our clinical trial activities); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products and services, deter new customers from using our products and services, and negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We maintain cybersecurity insurance coverage for claims related to cyber crime (up to £250,000 per occurrence) and other cybersecurity incidents (up to £10,000,000 per occurrence). However, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
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
Outside of the U.S., an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU GDPR and the U.K. GDPR impose strict requirements for processing personal data. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the U.K. GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, the processing of “special category personal data”, such as health information, may also impose heightened compliance burdens under the EU GDPR and the U.K. GDPR and is a topic of active interest among relevant regulators.
The EU GDPR provides that European Economic Area (“EEA”) Member States may make their own further laws and regulations to introduce specific requirements related to the processing of “special categories of personal data”, including personal data related to health.
This fact may lead to greater divergence on the law that applies to the processing of such data types across the EEA and/or U.K., compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk. Such country-specific regulations could also limit our ability to collect, use and share data in the context of our EEA and/or U.K. operations, and/or could cause our compliance costs to increase, ultimately having an adverse impact on our business, and harming our business and financial condition.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA, the U.K., and Switzerland have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA, the UK, and Switzerland to the United States in compliance with law, such as the EEA standard contractual clauses, the U.K.’s International Data Transfer Agreement/Addendum, the Swiss-U.S. Data Privacy Framework, and the EU-U.S. Data Privacy Framework and the U.K. Extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the U.K., Switzerland, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.
In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the HITECH, imposes specific requirements relating to the privacy, security and transmission of protected health information. Additionally, in the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive data, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example the CCPA provides fines and allows private litigants affected by certain data breaches to recover significant statutory damages.
Although the CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts and increases compliance costs and potential liability for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and we are, and may become in the future, subject to such obligations. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
We publish privacy policies, marketing materials, and other statements concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.
Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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
The global economy has experienced volatility and disruptions from the impacts of the international conflicts, terrorism and other geopolitical events, including the ongoing war in Ukraine and the current conflicts in the Middle East. Although the length and impact of the ongoing military conflict is highly unpredictable, the war in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. In addition, global markets may experience additional disruptions as a result of political instability and tensions in the Middle East. Although, to date, our business has not been materially impacted by the events described above, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the conflicts in Ukraine and Gaza, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks we face.
As a public company with operations in the EU, we may be subject to the sustainability disclosure requirements set out in the EU Corporate Sustainability Reporting Directive.
A number of investors, regulators, self-regulatory organizations and other stakeholders have expressed an interest in Environmental, Social and Corporate Governance (“ESG”) matters, and are requiring more robust ESG disclosures.
The related legislative landscape in the EU has been evolving rapidly. For example, the EU adopted an ESG reporting rule, EU Directive No 2464/2022 on Corporate Sustainability Reporting (“CSRD”) that entered into force on January 5, 2023. The CSRD introduces new mandatory reporting obligations for in-scope companies that require the publication of fulsome audited ESG disclosures, including disclosures under the EU Taxonomy Regulation 2020/852.
The CSRD currently applies to entities with securities admitted to trading on an EU regulated market, as well as large EU companies, EU parents of a “large group”, and to listed EU small or medium-sized enterprises, amongst others. It will also apply to non-EU companies that have a certain threshold of EU-generated turnover and an in-scope EU subsidiary or EU branch meeting the turnover thresholds. Companies subject to the CSRD are required to fulfil their reporting obligations in accordance with a staggered timeline depending on the category of company. The first reports are being published during 2025 for the 2024 financial year, predominantly by entities with securities admitted to trading on an EU regulated market. In February 2025, the EU proposed to delay the application of the CSRD and amend the thresholds and reporting requirements going forward. The outcome of this proposal is currently uncertain, but it may impact Autolus Therapeutics plc’s ESG disclosure obligations in the EU.

In response to new ESG initiatives and regulations we may be required to adopt strategies, policies, or procedures related to ESG matters and report on these. Reporting could involve capital and human resources and could lead to the disclosure of information that may have a negative impact on our operations and reputation which may lead to additional exposure. Failure to accurately comply with any ESG reporting obligations may result in enforcement actions, sanctions, reputational harm or private litigation.
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
We have collaboration and license agreements with, for example, BioNTech SE, Cabaletta Bio Inc., Moderna Inc., Bristol-Myers Squibb Company, and others. These agreements provide us with important funding for our programs. If our therapeutic programs and related collaborations do not result in the successful development and commercialization of products or if one of our collaborators or licensees terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments associated with such collaboration or license arrangement. In addition, any termination of an agreement by the relevant collaborators could affect our ability to develop further such product candidates or adversely affect how we are perceived in scientific and financial communities. All of the risks we face relating to product development, regulatory approval and commercialization also apply to the activities of our program collaborators.
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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even though the FDA granted marketing approval for AUCATZYL in the U.S. for the treatment of r/r B-ALL, comparable regulatory authorities in other jurisdictions must also approve the manufacturing, marketing and promotion of AUCATZYL/obe-cel in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional manufacturing quality controls, or additional preclinical studies or clinical trials, as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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

Changes in funding for the FDA or comparable foreign regulatory authorities, the SEC, and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies or authorities from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA and other government agencies on which our operations may rely are subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations due to insufficient funding of the SEC and other government agencies or due to a government shutdown that affects the SEC. Similar considerations are applicable in relation to foreign regulatory authorities.
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
It is not always possible to identify and deter employee and independent contractor misconduct, and any precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement of profits, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, National Health Service in the U.K., or other government supported healthcare in other jurisdictions, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.
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
•analogous state laws and regulations and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the data privacy and security of certain protected information, such as the EU GDPR and U.K. GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the EU and U.K. (including health data).
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
There has been heightened governmental scrutiny in the U.K., United States, EU and other jurisdictions of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In the United States, such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in the United States, at the federal level on August 16, 2022, the Inflation Reduction Act was signed into law, which among other things (i) directed HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (ii) imposed rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.
Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad, particularly in light of the recent U.S. presidential and Congressional elections. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our development candidates or additional pricing pressures, or otherwise adversely impact our operations.

Outside of the United States, particularly in the U.K. and EU, the pricing of prescription pharmaceuticals is subject to governmental control by individual EU Member States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In the EU, EU Member States may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country.
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
For example, the ACA was enacted in the United States in March 2010 with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare, and includes measures to change healthcare delivery, increase the number of individuals with insurance, ensure access to certain basic healthcare services, and contain the rising cost of care. There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.
In addition, other federal health reform measures have been proposed and adopted in the United States. For example, as a result of the Budget Control Act of 2011, providers are subject to Medicare payment reductions of 2% per fiscal year until 2032 unless additional Congressional action is taken.
In December 2021, Regulation No 2021/2282 on HTA, was adopted in the EU. This Regulation, which entered into application on January 12, 2025 and has a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.
In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.

Legislators, policymakers and healthcare insurance funds in the EU and the United Kingdom may continue to propose and implement cost-containing measures to keep healthcare costs down, particularly due to the financial strain that the COVID-19 pandemic placed on national healthcare systems of European countries. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive (“CTD”), became applicable on January 31, 2022. The CTR allows trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal. Once the clinical trial approved, clinical study development may proceed. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.
In light of the entry into application of the CTR on January 31, 2022, we may be required to transition clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR. Transition of clinical trials governed by the CTD to the CTR was required for clinical trials which had at least one site active in the EU on January 30, 2025. A transitioning application had to be submitted to the competent authorities of EU Member States through the Clinical Trials Information Systems and related regulatory approval obtained to continue the clinical trial past January 30, 2025. This required financial, technical and human resources.
It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. These resulting legislative amendments will, if implemented in their current form, bring the UK into closer alignment with the CTR. Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for the Company's product candidates on the basis of clinical trials conducted in the United Kingdom.
In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on April 10, 2024, the Parliament adopted its related position. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a number of changes to the regulatory framework governing medicinal products, including a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, our development plans may be impacted.

We are subject to the U.K. Bribery Act, the FCPA, and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations.
Our operations are subject to anti-corruption laws, including the U.K. Bribery Act, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The U.K. Bribery Act, the FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls.
Under the U.K. Bribery Act, we may also be liable for failing to prevent a person associated with us from committing a bribery offense. We and those acting on our behalf operate in a number of jurisdictions that pose a high risk of potential U.K. Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the U.K. Bribery Act, FCPA or local anticorruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
Compliance with the U.K. Bribery Act, the FCPA and these other laws is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, anti-corruption laws present particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials.
We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States and the U.K., and authorities in the EU, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws.
There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the U.K. Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the U.K. Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the UK Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by United States, U.K. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition. Further, the failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting.
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

We previously identified material weaknesses in our internal control over financial reporting. If we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations.
As a public company, we are subject to the reporting requirements of the Exchange Act, as well as the requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the listing standards of the Nasdaq Stock Market.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It also requires management to perform an annual assessment of the effectiveness of our internal control over financial reporting and disclosure of any material weaknesses in such controls. In connection with the audit of our financial statements for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting in connection with the historic misinterpretation and application of ASC 740, resulting in our U.K. SME tax credits being incorrectly presented in income tax benefit (expense). Refer to Note 3, Restatement of Previously Issued Consolidated Financial Statements, in the Consolidated Financial Statements in Part II, Item 8 of our Annual Report for additional information. We have taken steps to remediate the material weakness by (i) enhancing the training provided to the individuals operating the income taxation controls and related financial reporting controls and (ii) improving the design of our controls related to the use of taxation subject matter experts in the determination of our U.K. SME tax credits balances. This material weakness was remediated at June 30, 2024, but there can be no assurance that we will not identify further control deficiencies in this area.
In addition, in connection with our review procedures for the three months ended March 31, 2024, we identified an additional material weakness due to an insufficiency of controls over complex accounting transactions. The lack of controls did not allow us to identify, understand and evaluate the impact of certain key judgments that arose during the three months ended March 31, 2024 related to the BioNTech Agreements. Our process, as designed, was inadequate to deal with the complexity of the accounting for the transaction and did not allow for an effective and timely evaluation of these matters and their impact on our financial statements. We have taken steps to remediate the material weakness by (i) implementing structured project plans and project monitoring techniques; (ii) the use of summary outputs allowing for earlier review of key judgements, estimates and other factors which impact the financial statements; and (iii) enhancing our review process, and controls including building in more time to allow for its effective operation and iv) assessing resourcing needs and capabilities. This material weakness was remediated at December 31, 2024, but there can be no assurance that we will not identify further control deficiencies in this area.
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
Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States, the EU, the U.K. and other countries with respect to our product candidates. We seek to protect our proprietary position by filing patent applications related to our technology and product candidates in the major pharmaceutical markets, including the United States, major countries in Europe and Japan. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage that we may have, which could harm our business and ability to achieve profitability.
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
As of December 31, 2024, our patent portfolio was comprised of 83 patent families, of which 17 patent families originated from UCLB, the technology-transfer company of UCL, and 63 patent families we own and have originated from our own research. Of the 17 live patent families that were originally in-licensed from UCL, 16 have been assigned to us. Because we have acquired or licensed certain of our patents from UCLB and licensed certain other patents from third parties, we must rely on their prior practices with regard to the assignment of such intellectual property. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
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
We expect to rely on trademarks as one means to distinguish AUCATZYL from the products of competitors, and also expect to rely in the future trademarks to protect any of our other product candidates that are approved for marketing. We have a U.S. trademark for AUCATZYL but we have not yet selected trademarks for our other product candidates, including obe-cel for r/r B-ALL in other jurisdictions. For each selected trademark, we will need to apply to register them and our trademark applications may not be approved. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.
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
•actions or announcements by third-party or government payors with respect to coverage and reimbursement of AUCATZYL;
•the commencement, enrollment or results of our planned or future clinical trials our product candidates;
•the clinical or commercial success of competitive drugs, therapies or technologies;
•positive or negative results from, or delays in, testing and clinical trials by us, collaborators or competitors;
•the loss of any of our key scientific or management personnel;
•regulatory or legal developments in the US, U.K. and other countries;
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
•general economic, political, and market conditions and overall fluctuations in the financial markets in the United States or the U.K.;
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
Under the Internal Revenue Code of 1986, as amended, (the “Code”), we will be a PFIC, for any taxable year in which (1) 75% or more of our gross income consists of passive income or (2) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income, including cash (other than certain cash held in non-interest bearing accounts for short-term working capital needs). For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as if it held its proportionate share of the assets and directly received its proportionate share of the income of such other corporation.
If we are a PFIC for any taxable year during which a U.S. holder holds our ADSs, the U.S. holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements.

Based on our analysis of our income, assets, activities and market capitalization, we believe we were not a PFIC for our taxable year ended December 31, 2024. However, the determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering. Even if we determine that we are not a PFIC for a taxable year, there can be no assurance that the Internal Revenue Service (“IRS”), will agree with our conclusion and that the IRS would not successfully challenge our position. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status for our taxable year ended December 31, 2024, or any future taxable year.
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

We may be unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefits from favorable U.K. tax legislation.
As a U.K. resident trading entity, we are subject to U.K. corporate taxation. Due to the nature of our business, we have generated losses since inception. As of December 31, 2024, we had cumulative carryforward tax losses of $545.6 million. Subject to any relevant utilization criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half the ordinary shares of the company and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits.
Research and development, or R&D, expenditure is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government. As a company that carries out extensive R&D activities, we benefit from the U.K. R&D tax credit regime.
In respect of our accounting period commencing January 1, 2024, we expect to qualify as a Small and Medium-sized Enterprise, or SME, that is not “R&D-intensive” for the purposes of the U.K. R&D tax credit regime. We may therefore surrender trading losses that arise from our R&D activities during the accounting period for a cash rebate of up to 18.6% of qualifying R&D expenditure. We do not expect to qualify as a SME for R&D purposes for subsequent accounting periods due to exceeding the relevant headcount limits, and will therefore be entitled to make claims solely under the R&D expenditure credit, or RDEC, scheme, under which we will be able to receive cash payments or other tax relief at a lower rate (up to 16.2%). The U.K. R&D tax credit regime’s rules are complex, and if a tax authority were to challenge or seek to disallow our claims (in whole or in part, whether under RDEC or otherwise), for example by asserting that we do not (or the relevant expenditure does not) meet the technical conditions to be granted tax credits (or cash rebates), then a successful challenge or disallowance could have a material impact on our cash-flow and financial performance. In addition, future changes to the U.K. R&D tax credit regime (including changes in HMRC practice in respect of such regime) may mean that we no longer qualify or have a material impact on the extent to which we can make claims (or benefit from them). We may also benefit in the future, when we generate profits subject to U.K. corporate taxation, from the U.K.’s “Patent Box” regime, which allows certain profits attributable to revenues from patented products (and other qualifying income) to be taxed at an effective rate of 10% by giving an additional tax deduction.
We are the exclusive licensee or owner of one patent and several patent applications which, if issued, would cover our product candidates, and accordingly, future upfront fees, milestone fees, product revenues and royalties could be eligible for this deduction. When taken in combination with the enhanced relief available on R&D expenditures, we expect a long-term rate of corporation tax lower than statutory to apply to us. If, however, there are unexpected adverse changes to the U.K. R&D tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected. This may impact our ongoing requirement for investment and the timeframes within which additional investment is required.
We have been advised by HMRC that the sale of our obe-cel CAR T therapy to U.K. customers in the future will be considered an exempt supply from a U.K. VAT perspective. Consequently, Autolus Limited has reassessed and commenced restricting the amount of U.K. VAT it reclaims. The restriction is based on an estimate of our U.K. market turnover as a percentage of global turnover. We currently expect revenue from U.K. customers to only represent a small proportion of our overall activity. If the proportion of revenue from U.K. customers increases this would further restrict the amount of U.K. input VAT which we are able to recover.
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
The U.K. City Code on Takeovers and Mergers (the “Takeover Code”), applies to an offer for, among other things, a public company whose registered office is in the U.K. if the company is considered by the Panel on Takeovers and Mergers (the “Takeover Panel”), to have its place of central management and control in the U.K. (or the Channel Islands or the Isle of Man). This is known as the “residency test.” The test for central management and control under the Takeover Code is different from that used by the U.K. tax authorities.
Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the U.K. by looking at various factors, primarily where the directors are resident.
In June 2019, the Takeover Panel Executive confirmed that, based on our current circumstances, we are not subject to the Takeover Code. As a result, our shareholders are not entitled to the benefit of certain takeover offer protections provided under the Takeover Code. We believe that this position is unlikely to change at any time in the near future but, in accordance with good practice, we will review the situation on a regular basis and consult with the Takeover Panel if there is any change in our circumstances which may have a bearing on whether the Takeover Panel would determine our place of central management and control to be in the U.K..
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
The United States and the U.K. do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the U.K.. In addition, uncertainty exists as to whether English courts would entertain original actions brought in the U.K. against us or our directors or senior management predicated upon the securities laws of the United States or any state in the United States. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by English courts as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk management and strategy
Our information security function is led by our Chief Information Officer, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes.
The information security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, manual tools and automated tools, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, internal and external audits, leveraging third party threat assessments, and conducting vulnerabilities assessments. In addition, our employees and contractors receive periodic training under our IT security policies, including simulated intrusion attempts, and are required to certify compliance with our cybersecurity practices. In February 2025, we obtained ISO 27001 certification for our information security management systems.
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
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report, including “If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”
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
Our board of directors has overall oversight responsibility for our risk management and has charged our Audit Committee with oversight of our cybersecurity risk management program. The board and Audit Committee are responsible for ensuring that management has policies and processes in place designed to identify, monitor, assess and respond to cybersecurity, data privacy and other information technology risks to which the Company is exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity threats and incidents.

Item 2. Properties
Our corporate headquarters are located at the MediaWorks, 191 Wood Lane, White City, London W12 7FP, United Kingdom, where we lease 32,673 square feet of office and laboratory space. We entered the lease in November 2018 with a rent-free period at the beginning of the lease term until August 2020. In addition, we have the option to terminate the lease in November 2026.
Since September 2017, the Company has had an arrangement with Cell Therapy Catapult Limited to lease manufacturing suites at the Cell and Gene Therapy Catapult manufacturing center in Stevenage, United Kingdom. In March 2023, the Company and Cell Therapy Catapult Limited mutually agreed: (i) to terminate the lease relating to the leased manufacturing suite which originally had a lease term until February 2025, (ii) to extend the lease term of one of the remaining manufacturing suites from June 2023 to August 2024, and (iii) to extend the lease term of a third manufacturing suite leased by the Company from September 2023 to August 2024. In addition, during the year ended December 31, 2023, the Company recognized a loss on disposal on leasehold improvements of $3.8 million arising from the manufacturing suite terminated and exited on March 31, 2023. In August 2024, one of the manufacturing suite leases ended and the Company exited the suite. In September 2024, the Company extended the lease term from August 2024 to March 2025 for the remaining manufacturing suite.
In October 2018, we entered into a sublease for 27,502 square feet of office space in Rockville, Maryland. On February 27, 2020, we terminated the sublease of this office space and concurrently entered into a direct lease with the building owner for the same premises. The lease terminated at the end of February 2025.
In February 2019, we entered into a lease for a manufacturing facility, consisting of approximately 39,558 square feet, in Enfield, U.K.. The lease term is 15 years, commencing in February 2019, with an option to terminate the lease in February 2029. We initially planned on initiating manufacturing activities at this facility in 2020; however, following a strategic review of our manufacturing plan, we chose to discontinue the fit-out of manufacturing capability at the Enfield facility in December 2019. In March 2021, one of the units was split in two separate units and we surrendered one of those units back to the landlord. In October 2021, we subleased a portion of the facility to third party tenants over lease terms from October 2021 to February 2029 and October 2026, respectively.
In September 2021, we entered into an arrangement for lease with Forge Life Sciences Nominee ("Landlord"), an affiliate of the Reef Group, for the design, construction and lease of a new 70,000 square foot commercial manufacturing facility in Stevenage, U.K.. Under this arrangement, the Landlord leased the facility, which is called “The Nucleus,” to us on agreed terms, upon satisfaction of certain conditions and completion of construction. Since November 2022, the Landlord handed over various portions of the facility to us until its practical completion on July 31, 2023. We were required to pay a pro-rated license fee for each portion of the facility which we had been granted access until the execution of the lease agreement. On September 19, 2023, we entered into a 20 year lease agreement with the Landlord for The Nucleus. On September 10, 2024, we and Landlord completed a variation of the lease for the manufacturing facility, related to additional works at the site. The Landlord will provide funding for certain specified improvements to the facility (the “Works”), which we committed to undertake on a mutually agreed schedule. Funding received for the Works done are deemed lease incentives in accordance to ASC 842. Once the Works are complete, the rental payments under the lease will be increased according to a specified formula for the remainder of the lease term. The deed of variation does not affect the lease term, which continues to run for 20 years from September 19, 2023. The Nucleus will have a GMP cell manufacturing capacity of approximately 2,000 batches a year. We anticipate that the size and layout of the Nucleus will allow for further increases in this capacity.
In September 2021, we also entered into a lease agreement for 2,762 square feet of laboratory and office space in Gaithersburg, Maryland, with a term until March 2024. In September 2023, we extended the original lease term to March 2027.
In order to commence the scale up of our manufacturing capability, an administrative office and training facility was set up at Unit 10, Gateway 1000, Arlington Business Park in Stevenage, U.K. adjacent to the Catapult facility. This office and training space was used to support the fit out and commencement of manufacturing activities at the Nucleus facility. During November 2023, we vacated this facility and relocated to The Nucleus. The current lease expires in October 2025.
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
Stockholders
As of March 19, 2025, we had approximately 33 holders of record of our ordinary shares (including shares in the form of ADSs). The actual number of holders of our ordinary shares is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares or ADSs are held in street name by brokers or held by other nominees. The number of holders of record also does not include shareholders whose shares or ADSs may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our ordinary shares and do not expect to pay dividends on our ordinary shares for the foreseeable future.
Sales of Unregistered Securities
Except as disclosed in our previous filings with the SEC, we did not sell any unregistered securities during the year ended December 31, 2024.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the year ended December 31, 2024.
Stock Performance Graph
Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our ADSs shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.
The following graph compares the cumulative total shareholder return on our ADSs with that of the Nasdaq Biotechnology Index (“NBI”) and Nasdaq 100 Index for the five years ended December 31, 2024. The NBI has been chosen as an appropriate comparator as it comprises similar companies to us in the pharmaceuticals and biotechnology sectors.

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
We maintain our books and records in pounds sterling, our results are subsequently translated to U.S. dollars and we prepare our consolidated financial statements in accordance with U.S. GAAP. All references in this Annual Report to “$” are to U.S. dollars and all references to “£” are to pounds sterling. Our consolidated balance sheets as of December 31, 2024 and 2023 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.2535 and £1.00 to $1.2730, respectively. Our consolidated statements of operations and comprehensive loss and consolidated statements of cash flows for the years ended December 31, 2024 and 2023 have been translated from pounds sterling to U.S. dollars at the rate of £1.00 to $1.2779, £1.00 to $1.2433, respectively. These translations should not be considered representations that any such amounts have been, could have been or could be converted into U.S. dollars at that or any other exchange rate as of that or any other date.
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
Since our inception, we have incurred significant operating losses. For the years ended December 31, 2024 and 2023, we incurred net losses of $220.7 million and $208.4 million, respectively. As of December 31, 2024, we had an accumulated deficit of $1,099.2 million.
Based on our current commercial and development plans, we believe our existing cash and cash equivalents of $227.4 million and marketable securities of $360.6 million at December 31, 2024, will be sufficient to fund our current and planned operating expenses and capital expenditure requirements through at least the next twelve months from the date of this Annual Report. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our revenues and expenses, which we have based on assumptions that may prove to be wrong and could prove to be significantly higher than we currently anticipate, could vary materially and adversely as a result of a number of factors. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.
Recent Developments
•AUCATZYL U.S. launch
•AUCATZYL was approved by the FDA for the treatment of adult patients with relapsed and refractory B-cell acute lymphoblastic leukemia on November 8, 2024.
•In December 2024, the National Comprehensive Cancer Network® (NCCN) added AUCATZYL to its Clinical Practice Guidelines in Oncology (NCCN Guidelines®) for the treatment of adult patients with r/r B-ALL.
•The U.S. commercial launch progresses on track, with 33 centers authorized as of March 19, 2025 (versus the Company’s initial target of 30 by the end of Q1 2025), covering approximately 60% of the target U.S. patient population
•Autolus continues to expect to complete authorization of 60 treatment centers by the end of 2025, covering approximately 90% of the target patient population

Obe-cel updates:
Obecabtagene autoleucel (obe-cel) in relapsed / refractory (r/r) adult ALL – FELIX Study
•Obe-cel is under regulatory review in both the EU and the U.K., and the Company expects to receive notification of approval status from the MHRA and EMA in second half of 2025
•Post period, Autolus submitted obe-cel for appraisal by the U.K. National Institute for Health and Care Excellence (“NICE”), and a decision is expected at the time of a potential MHRA approval
•Autolus has presented updated data on obe-cel in adult ALL at the Society of Hematologic Oncology (“SOHO”) meeting in August 2024, the Lymphoma, Leukemia & Myeloma Congress in October 2024, the American Society of Hematology (“ASH”) Meeting in December 2024, and post-period at TANDEM 2025. The data presented at these conferences builds on previously published obe-cel data, highlighting its tolerability and long-term responses. In addition, a health economic cost model has been presented, directly comparing the cost of serious adverse events across various comparable CAR-T cell therapies.
Obe-cel in B-cell mediated autoimmune diseases
•The Phase 1 dose confirmation study (“CARLYSLE”) in refractory SLE patients is ongoing, with all six patients dosed. Autolus will present the initial data from this trial and development plans at its R&D event being held on April 23, 2025, and its are targeting the second half of 2025 for the presentation of full data with longer term follow-up.
Early stage pipeline programs and collaborations:
•Clinical programs AUTO8 and AUTO6NG are progressing, and the Company is planning updates for programs at its R&D event which will be held on April 23, 2025.
•BioNTech’s product option for AUTO1/22 was not exercised as a result of BioNTech’s pipeline prioritization, and has expired as of February 8, 2025.
Strategic Financing Agreements
BioNTech
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
License and Options
In consideration for the License and the Options, BioNTech has made an initial payment to us of $10.0 million. We are eligible to receive milestone payments of up to $32.0 million in the aggregate upon the achievement of specified clinical development and regulatory milestones for each Binder Licensed Product that achieves such milestones. We are also eligible to receive a low single-digit royalty on net sales of Binder Licensed Products, subject to customary reductions, which reductions are subject to specified limits. The royalty will be increased if BioNTech, its affiliates or sublicensees commercialize a Binder Licensed Product in an indication and country in which we or our affiliates or licensees also commercialize a product containing the same binders. Under the License Agreement, BioNTech is solely responsible for, and has sole decision-making authority with respect to, at its own expense, the exploitation of Binder Licensed Products.

Under the terms of the License Agreement, we have agreed to grant BioNTech the following time-limited Options:
•an option to obtain exclusive rights to co-fund development costs of our development-stage programs AUTO1/22 and AUTO6NG, in return for agreed upon economic terms, including an option exercise fee, milestone payments and a profit-sharing arrangement for each such product candidate, with additional options to co-promote or co-commercialize such product candidate. The product option for AUTO1/22 was not exercised and has expired as of February 8, 2025;
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
Obe-cel Product Revenue Interest
Under the License Agreement, BioNTech has also agreed to financially support the expansion of the clinical development program and planned commercialization of obe-cel. In exchange for our grant of rights to future revenues from the sales of obe-cel products, BioNTech made an upfront payment to us of $40 million. We will pay BioNTech a low single-digit percentage of annual net sales of obe-cel products, including revenues from sales of AUCATZYL, which may be increased up to a mid-single digit percentage in exchange for milestone payments of up to $100 million in the aggregate on achievement of certain regulatory events for specific new indications upon BioNTech's election. We expect to make initial payments of the revenue interest to BioNTech in 2025.
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
In the event that we and BioNTech enter into the Manufacturing and Commercial Agreement described above within 18 months of the initial closing under the Purchase Agreement, BioNTech will purchase additional ADSs, not to exceed 15.0 million ADSs, for an aggregate purchase price of up to $20.0 million. The total number of ADSs that may be issued to BioNTech is subject to additional limitations and restrictions. BioNTech also has the right to purchase equity securities sold by us in bona fide financing transactions in amounts that are based on BioNTech maintaining specified ownership thresholds following such financing transactions.
Blackstone
Pursuant to the Blackstone Collaboration Agreement, Blackstone agreed to pay the Company up to $150.0 million to support the continued development of obe-cel, as well as next generation product therapies of obe-cel in B-cell malignancies. These payments include (i) an upfront payment of $50.0 million and (ii) up to $100.0 million payable based on the achievement of certain specified clinical, manufacturing and regulatory milestones (each such payment, a “Blackstone Development Payment” and collectively, the “Blackstone Development Payments”)

In November 2021, the upfront payment of $50.0 million was paid by Blackstone upon execution of the Blackstone Collaboration Agreement. In December 2022, two Blackstone Development Payments were paid by Blackstone of $35.0 million each as a result of (i) the joint steering committee’s review of Autolus’ interim analysis of pivotal FELIX Phase 2 clinical trial of obe-cel in relapsed/refractory (“r/r”) adult Acute Lymphoblastic Leukemia (“B-ALL”) and (ii) achievement of a pre-agreed manufacturing milestone as a result of completion of planned activities demonstrating the performance and qualification of the Company’s obe-cel’s manufacturing process. In December 2024, the remaining $30.0 million Blackstone Development Payment was paid to the Company on the approval of AUCATZYL by the FDA. The Company considers the achievement of the specified regulatory milestone as probable when actually achieved (i.e., when the contingency resolves).
Financial Operations Overview
License Revenue
We account for our revenue pursuant to the provisions of ASC Topic 606. We have one product approved for commercial sale but have not generated any revenue from commercial product sales through the period covered by this Annual Report. Rather, our total revenue to date has been generated principally from license agreements. During the year ended December 31, 2024, we entered into various license agreements which included non-refundable upfront license fees, options for future commercial licenses, payments based upon achievement of clinical development and regulatory objectives, payments based upon achievement of certain levels of product sales, and royalties on licensed product sales.
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
Cost of Sales
Cost of sales represents production costs including raw materials, employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in commercial manufacturing functions, external manufacturing costs including outsourced professional expenses services, allocated facilities costs, depreciation and other expenses, and other costs incurred in bringing inventories to their location and condition prior to sale. Cost of sales may also include costs related to excess or obsolete inventory adjustment charges and amortization expense of intangible assets.
Research and Development Expenses, net
Research and development expenses, net (“R&D”) consist of costs incurred in connection with the research and development of our product candidates, which are partially offset by research and development tax credits, including tax credits arising from the U.K. small and medium enterprise (“SME”) regime and research and development expenditure credit (“RDEC”) regime provided by His Majesty's Revenue and Customs (“HMRC”). We expense research and development costs as incurred. These expenses include:
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
After consultation, we have been advised by HMRC that any sale of our obe-cel CAR T therapy to U.K. customers in the future will be considered an exempt supply from a U.K. VAT perspective. Consequently, we have assessed and restricted the amount of U.K. VAT we have historically reclaimed and will continue to do so in the future. The restriction will be based on the estimated U.K. market turnover as a percentage of global turnover. We currently expect revenue from U.K. customers to only represent a small proportion of our overall activity. If the proportion of revenue from U.K. customers increases this would further restrict the amount of U.K. input VAT recovered. Included in research and development expenses is historical irrecoverable input VAT previously claimed on research and development expenses and subsequently reversed.
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
We may never succeed in achieving regulatory approval for any of our product candidates other than AUCATZYL. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the European Medicines Agency (“EMA”), the FDA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. Commercialization of our product candidates will take several years and millions of dollars in development costs.
U.K. Research and Development Tax Credits
Research and development expenditure is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government. As a company that carries out extensive research and development activities, we benefit from the SME regime and, to the extent that our projects are grant funded, the RDEC regime.
The benefits from U.K. research and development tax credits are recognized in the statements of operations and comprehensive loss as a reduction of research and development expenses and represents the sum of the research and development tax credits recoverable in the U.K.

The SME program has been particularly beneficial to us, as under such program the trading losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023 and decreasing to 18.6% after April 1, 2023. The U.K. Government also enacted further changes to the SME regime effective from April 1, 2023 (with some amendments effective for accounting periods commencing after April 1, 2024) which included the introduction of a new rate for R&D intensive companies of 27%. Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced contract research organization costs and utilities costs incurred as part of research projects for which we do not receive income. A large proportion of costs in relation to our pipeline research, clinical trials management and manufacturing development activities, all of which are being carried out by our subsidiary Autolus Limited, are eligible for inclusion within these tax credit cash rebate claims.
Under the RDEC program, tax credits for qualifying R&D expenditure incurred prior to April 1, 2023 are granted at a headline rate of 13% and can generate cash rebates of up to 10.5% of qualifying R&D expenditure. The headline rate of RDEC increased to 20% on April 1, 2023 and can generate cash rebates of up to 15% on qualifying R&D expenditure incurred from this date.
Amendments to the current SME and RDEC programs contained in the Finance Act 2024 (unless limited exceptions apply) introduce restrictions on the tax relief that can be claimed for expenditure incurred on sub-contracted R&D activities or externally provided workers, where such sub-contracted activities are not carried out in the U.K. or such workers are not subject to U.K. payroll taxes, and (ii) merge the SME and RDEC programs into a single scheme which would generate net cash benefit of up to 15% of the qualifying expenditure for profit making companies and up to 16.2% for loss making companies. These changes take effect from periods commencing after April 1, 2024.
In the accounting period ended December 31, 2024, we met the conditions of the SME regime, but we could also make claims under the RDEC regime to the extent that our projects are grant funded. In addition, based on the relevant tax legislation, we may meet the conditions of the R&D intensive scheme. From January 2025, we will not qualify as a small or medium-sized enterprise under the SME program, based on size criteria concerning employee headcount, turnover and gross assets. However, we may make a claim under the merged RDEC regime for periods ending December 31, 2025. It should be noted, however, that the types of qualifying expenditure in respect of which we may make claims under the RDEC regime are more restricted than under the SME regime (for example, it may be the case that certain subcontracted costs in respect of which claims may be made under the SME regime do not qualify for relief under the RDEC regime).
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, related benefits, travel and share-based compensation expense for personnel in executive, finance, legal and other administrative functions. Selling, general and administrative expenses also include allocated facility-related costs, patent filing and prosecution costs and professional fees for marketing, insurance, legal, consulting, accounting and audit services. Included in general and administrative expenses is historical irrecoverable input VAT previously claimed on general and administrative expenses and subsequently reversed.
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
Other Income, net
Other income (expense), net consists primarily of sublease income and gains or losses arising from the termination of leases.

Foreign exchange (losses) gains, net
Foreign exchange (losses) gains, net consist of foreign currency transaction gains and losses arising from transactions denominated in foreign currencies.
Interest Income
Interest income primarily relates to interest on cash, cash equivalents and available-for-sale debt securities and is presented net of amortization or accretion of the premium or discount on purchase and sales of the debt securities.
Interest Expense, Net
Interest expense, net consists primarily of interest expense arising from amortization of the liabilities related to future royalties and milestones, pursuant to our collaboration agreements with Blackstone and BioNTech, using the effective interest rate method. On a quarterly basis, we assess the expected present value of the future Blackstone and BioNTech payments under the Blackstone Collaboration Agreement and BioNTech Agreements which may be received by us and future royalties and sales milestone payments to Blackstone and BioNTech which may be paid by us. To the extent the amount or timing of such receipts or payments is materially different than our previous estimates we record a cumulative catch-up adjustment to the liabilities related to future royalties and milestones. The adjustment to the carrying amount is recognized as an adjustment to interest expense in the period in which the change in estimate occurred.
Income Tax (Expense) Benefit
We are subject to corporate taxation in the U.K., U.S., Germany and Switzerland. Due to the nature of our business, we have generated losses since inception. Our income tax (expense) benefit recognized represents the sum of income tax payable or receivable in the U.K. and in the U.S.
Un-surrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of United Kingdom taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the U.K. of $545.6 million at December 31, 2024 and $418.1 million at December 31, 2023. No deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards. We carry a $3.2 million deferred tax asset balance related to the U.S. entity at December 31, 2024. We have recorded a valuation allowance against the net deferred tax asset where the recoverability due to future taxable profits is unknown. On April 1, 2023 the main rate of the U.K. corporation tax was increased to 25% for companies with profits in excess of £250,000, or the small profits rate of 19% for companies with profits of £50,000 or less (with marginal relief from the main rate available to companies with profits between £50,000 and £250,000).
In the event we generate profits in the future, we may benefit from the U.K. “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%.

Results of Operations
Comparison of Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Change (in thousands)	Change (in percentage)
	2024	2023
Product revenue, net	$—	$—	$—	—%
License revenue	10,120	1,698	8,422	496%
Total revenue, net	10,120	1,698	8,422	496%
Cost and operating expenses:
Cost of sales	(11,387)	—	(11,387)	100%
Research and development expenses, net	(138,436)	(130,481)	(7,955)	6%
Selling, general and administrative expenses	(101,086)	(46,745)	(54,341)	116%
Loss on disposal of leasehold improvements	(223)	(3,791)	3,568	(94)%
Impairment of operating lease right-of-use assets and related property and equipment	(414)	(382)	(32)	8%
Loss from operations	(241,426)	(179,701)	(61,725)	34%
Other income, net	220	222	(2)	(1)%
Foreign exchange (losses) gains, net	(989)	2,639	(3,628)	(137)%
Interest income	32,355	13,505	18,850	140%
Interest expense, net	(9,294)	(45,067)	35,773	(79)%
Total other income (expense), net	22,292	(28,701)	50,993	(178)%
Net loss before income tax	(219,134)	(208,402)	(10,732)	5%
Income tax (expense) benefit	(1,528)	19	(1,547)	(8142)%
Net loss	$(220,662)	$(208,383)	$(12,279)	6%

License Revenue
License revenue amounting to $10.1 million for the year ended December 31, 2024 related to license revenue recognized pursuant to the License and Option Agreement with BioNTech. License revenue of $1.7 million for the year ended December 31, 2023 primarily related to the execution of the Cabaletta Bio Inc. (“Cabaletta”) Option and License Agreement, which included recognition of a non-refundable license fee and license revenue from an investee of Syncona Portfolio Limited, which is a holder of more than 10% of our share capital.
Cost of Sales
Cost of sales amounting to $11.4 million was recognized from November 8, 2024, the date of the FDA approval of AUCATZYL, to December 31, 2024, consisting primarily of salaries and other employment related costs, including share-based compensation expense, for employees engaged in manufacturing activities related to AUCATZYL, as well as outsourced professional services. It also consisted of direct production costs relating to commercial product manufactured, and allocated facility costs including maintenance, depreciation, utilities and rent.

Research and Development Expenses
The following tables provide additional detail on our R&D expenses (in thousands):

	Year Ended December 31,		Change (in thousands)	Change (in percentage)
	2024	2023
Direct research and development expenses
B cell malignancies (Obe-cel, AUTO1/22 & AUTO3)	$24,370	$22,855	$1,515	7%
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	2,003	3,098	(1,095)	(35)%
Total direct research and development expense	26,373	25,953	420	2%

Research and development expense and unallocated costs:
Personnel related (including share-based compensation)	74,329	63,542	10,787	17%
Indirect research and development expense*	37,734	40,986	(3,252)	(8)%
Total research and development expenses	$138,436	$130,481	$7,955	6%
* Indirect research and development expense includes U.K. research and development tax credits
Research and development expenses increased by $7.9 million to $138.4 million for the year ended December 31, 2024 from $130.5 million for the year ended December 31, 2023 primarily due to:
•an increase of $12.0 million in salaries and other employment related costs including share-based compensation expense, which was mainly driven by an increase in the number of employees engaged in research and development activities;
•an increase of $3.6 million in clinical trial costs, manufacturing costs and material transportation costs relating to research and development activities;
•a decrease of $5.2 million in legal fees and professional consulting fees in relation to our research and development activities;
•a decrease of $2.2 million related to our information technology infrastructure and support for information systems related to our research and development activities and facilities offset by an increase in depreciation and amortization related to property and equipment; and
•an increase of $0.3 million in U.K. R&D tax credits (decrease in R&D expense) due primarily to an increase in qualifying research and development expenditures related to the SME scheme.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $54.3 million to $101.0 million for the year ended December 31, 2024 from $46.7 million for the year ended December 31, 2023 primarily due to:
•an increase of $29.1 million in salaries and other employment related costs including share-based compensation expenses, which was mainly driven by an increase in the number of employees engaged in general and administrative activities;
•an increase of $22.1 million in commercial readiness costs including legal and professional fees due to increased commercial readiness activities being undertaken; and
•an increase of $3.1 million in information technology infrastructure and support for information systems and facility costs relating related to the conduct of corporate and commercial operations and the increase in space utilized for general and administrative activities and related to general office expenses.
Loss on Disposal of Property and Equipment
For the year ended December 31, 2024, a loss on disposal of $0.2 million was recognized related to a manufacturing facility in Stevenage, U.K that we exited. For the year ended December 31, 2023, we recognized a loss on disposal of property and equipment of $3.8 million related to fixed assets no longer being utilized in the manufacturing facility exited in Stevenage, United Kingdom.

Foreign Exchange (Losses) Gains, Net
Foreign exchange (losses) gains, net decreased to a loss of $1.0 million for the year ended December 31, 2024 from a gain of $2.6 million for the year ended December 31, 2023. The (loss)/gain arises on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the U.K., including our cash and cash equivalents and liabilities related to future royalties and milestones.
Interest Income
Interest income increased to $32.4 million for the year ended December 31, 2024, as compared to $13.5 million for the year ended December 31, 2023. The increase in interest income of $18.9 million primarily relates to higher account balances associated with our cash, cash equivalents and marketable securities during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Interest Expense, Net
Interest expense, net decreased to $9.3 million for the year ended December 31, 2024 as compared to $45.1 million for the year ended December 31, 2023. Interest expense, net decreased by $35.8 million primarily due to changes in the assumptions used in the valuation of the Collaboration Agreement with Blackstone and the BioNTech License and Option Agreement for the year ended December 31, 2024 compared to the year ended December 31. 2023.
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
As of November 8, 2024, we have one product approved for commercial sale in the United States, AUCATZYL, of which the first commercial sale of AUCATZYL in the United States was made during January 2025. We have funded our operations to date primarily with proceeds from government grants, sales of our equity securities, through public offerings and pursuant to our at-the-equity market facility, through U.K. research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements and strategic collaboration and financing agreements. From our inception in 2014 through December 31, 2024, we have raised an aggregate of $1.7 billion from these capital sources.
As of December 31, 2024, we had cash and cash equivalents on hand of $227.4 million and available-for-sale debt securities of $360.6 million.
Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(206,271)	$(145,587)
Net cash used in investing activities	(394,552)	(10,986)
Net cash provided by (used in) financing activities	589,554	(883)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(261)	15,030
Net decrease in cash, cash equivalents and restricted cash	$(11,530)	$(142,426)

Net Cash Used in Operating Activities
During the year ended December 31, 2024, operating activities used $206.3 million of cash, resulting from our net loss of $220.7 million, and net cash used resulting from changes in our operating assets and liabilities of $23.6 million, partially offset by non-cash charges of $38.0 million. The non-cash charges related to interest expense accrued and cumulative catch-up adjustment of $8.9 million, share-based compensation of $15.5 million, depreciation and amortization of $7.6 million, non-cash operating lease expense of $4.7 million, foreign exchange differences of $1.9 million, impairment of operating lease right-of-use assets and related property and equipment of $0.4 million, loss on disposal of leasehold improvements of $0.2 million, and loss on termination of operating lease of $0.2 million which is partially offset by accretion of available-for-sale securities of $1.2 million and a deferred income tax movement of $0.2 million. Net cash used in operating activities resulting from changes in our operating assets and liabilities for the year ended December 31, 2024 consisted primarily of an increase in accrued expenses and other liabilities of $11.9 million, an increase in accounts payable of $1.6 million, offset by a $32.5 million increase in prepaid expenses and other current and non-current assets, an increase in inventories of $4.2 million, and a decrease in a $0.4 million in operating lease liabilities.
During the year ended December 31, 2023, operating activities used $145.6 million of cash, resulting from our net loss of $208.4 million, partially offset by net cash used resulting from changes in our operating assets and liabilities of $0.3 million and non-cash charges of $62.5 million. The non-cash charges related to interest expense accrued and cumulative catch-up adjustment of $45.0 million, share-based compensation of $11.2 million, depreciation and amortization of $6.6 million, non-cash operating lease expense of $4.1 million, loss on disposal of leasehold improvements of $3.8 million, impairment of operating lease right-of-use assets and related property and equipment of $0.4 million and loss on termination of operating lease of $0.1 million which is partially offset by foreign exchange differences of $7.6 million and a deferred income tax movement of $1.0 million. Net cash used in operating activities resulting from changes in our operating assets and liabilities for the year ended December 31, 2023 consisted primarily of a decrease in a $13.6 million in operating lease liabilities and a decrease in accounts payable of $0.5 million, offset by a $12.4 million decrease in prepaid expenses and other current and non-current assets, a decrease in long-term deposits of $0.9 million and an increase in accrued expenses and other liabilities of $1.0 million.
Net Cash Used In Investing Activities
During the year ended December 31, 2024, we used $394.5 million of cash in investing activities, including purchases of marketable securities of $359.7 million, purchases of property and equipment of $22.1 million, and acquisition of intangible assets of $12.7 million.
During the year ended December 31, 2023, we used $11.0 million of cash in investing activities which consisted primarily of purchases of property and equipment.
Net Cash Provided By (Used In) Financing Activities
During the year ended December 31, 2024, net cash provided financing activities was $589.6 million related to net aggregate proceeds raised from the BioNTech Agreements, our underwritten offering of ADSs and a Blackstone Development Payment paid by Blackstone to us upon the FDA approval of AUCATZYL.
During the year ended December 31, 2023, net cash used in financing activities was $0.9 million which pertains primarily to payments of equity issuance costs relating to a prior equity financing transaction..
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
•hire additional manufacturing, clinical, medical and development personnel;
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
Based on our current clinical development and commercialization plans, we believe our existing cash and cash equivalents of $227.4 million and available-for-sale debt securities of $360.6 million at December 31, 2024, will enable us to fund our current and planned operating expenses and capital expenditure requirements for at least twelve months from the issuance of this Annual Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
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
Contractual Obligations
Operating Lease, Purchase, and Other Obligations
Operating leases
As of December 31, 2024, we had operating lease obligations of $52.6 million under non-cancellable leases for laboratory and office property in the United Kingdom and the United States. Further details of our operating leases are provided in Note 19 to our consolidated financial statements included in this Annual Report as well as Part I, Item 2 of this Annual Report.
Capital expenditures and purchase obligations
We enter into contracts in the normal course of business with CROs and other third parties for clinical trials and preclinical research studies and testing. These contracts are generally cancellable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancellable obligations of our service providers, up to the date of cancellation.

As of December 31, 2024, our unconditional purchase obligations for capital expenditures totaled $17.5 million and included signed orders for capital equipment and capital expenditure for construction and related expenditure relating to our properties in the U.K. and the United States. We expect to incur the full amount of these obligations within one year.
As of December 31, 2024, our unconditional purchase obligations for reagents and disposables totaled $0.6 million, which we expect to incur within one year.
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
In November 2021, the upfront payment of $50 million was paid by Blackstone upon execution of the Blackstone Collaboration Agreement. In December 2022, two Blackstone Development Payments were paid by Blackstone of $35 million each as a result of (i) the joint steering committee’s review of Autolus’ interim analysis of pivotal FELIX Phase 2 clinical trial of obe-cel in relapsed/refractory (“r/r”) adult Acute Lymphoblastic Leukemia (“B-ALL”) and (ii) achievement of a pre-agreed manufacturing milestone as a result of completion of planned activities demonstrating the performance and qualification of the Company’s obe-cel’s manufacturing process. In December 2024, the remaining $30 million Blackstone Development Payment was paid to the Company on the approval of AUCATZYL by the FDA. The Company considers the achievement of the specified regulatory milestone as probable when actually achieved (i.e., when the contingency resolves). Further details of the Blackstone Collaboration Agreement are provided in Note 11 to our consolidated financial statements included in this Annual Report.
BioNTech Collaboration Agreement
Obe-cel Revenue Interest
Under the BioNTech License Agreement, BioNTech has also agreed to financially support the expansion of the clinical development program and planned commercialization of obe-cel. In exchange for our grant of rights to future revenues from the sales of obe-cel, BioNTech made an upfront payment to us of $40 million. In addition, BioNTech made an upfront payment of $10 million in consideration for licenses and options granted under the agreement. We will pay BioNTech a low single-digit percentage of annual net sales of obe-cel, which may be increased up to a mid-single digit percentage in exchange for milestone payments of up to $100 million in the aggregate on achievement of certain regulatory events for specific new indications upon BioNTech's election.
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
An assessment of the allocation of transaction price using the relative standalone selling price was required for the year ended December 31, 2024 and 2023 for the BioNTech License and Option Agreement, the Research, Option and License Agreement with Cabaletta and Research, Option and License Agreement with an investee of Syncona Portfolio Limited, respectively.
Liabilities related to future royalties and milestones, net and cumulative catch-up adjustments
We accounted for the Blackstone Collaboration Agreement (“Blackstone Collaboration Agreement Liability”) and the BioNTech Obe-cel Product Revenue Interest, (“BioNTech Liability”) as liabilities measured at amortized cost based on an effective interest rate determined at the outset of the arrangement. The Blackstone Collaboration Agreement Liability is measured based on our current estimates of the timing and amount of expected future royalty and milestone payments to be paid and the Blackstone Development Payments expected to be received over the estimated term of the agreement. Similarly, the BioNTech Liability is measured based on our current estimates of the timing and amount of expected future royalty expected to be paid over the estimated term of the agreement. Milestone payments (“BioNTech Milestone Payments”) pursuant to the BioNTech License and Option Agreement are payable upon BioNTech's election, and therefore have not been included in the determination of the effective interest rate or in the measurement of the liability.
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
The carrying amount of the Blackstone Collaboration Agreement Liability and BioNTech Liability is based on our estimate of the future royalties, milestones to be paid to Blackstone by us and the expected Blackstone Development Payment to be received over the life of the arrangement as discounted using the initial effective interest rate. The excess or deficit of estimated present value of future royalty, milestone payments and the future Blackstone Development Payment received over the carrying amount is recognized as a cumulative catch-up adjustment within interest expense, net using the effective interest rate.
Recently Issued Accounting Pronouncements
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

Interest Rate Risk
Our exposure to interest rate sensitivity is primarily impacted by changes in the underlying U.S. and U.K. bank interest rates. As of December 31, 2024 and 2023, we had cash and cash equivalents of $227.4 million and $239.6 million, respectively. Our surplus cash has been invested in interest-bearing savings, money market funds and available for sale debt securities. An immediate hypothetical one percentage point change in interest rates would have resulted in a $2.3 million increase in interest income on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
As of December 31, 2024 and 2023, the Blackstone Collaboration Agreement Liability has a fixed effective interest rate and is not subject to any fluctuations due to interest rates. However, the effective interest rate for the BioNTech Liability may be subject to fluctuations due to the discretionary nature of certain contractual payments to us. We have no other debt outstanding that is subject to interest rate variability. The carrying amount of the Blackstone Collaboration Agreement Liability and BioNTech Liability is based on our estimate of the future royalties, milestones to be paid to Blackstone by us and the expected Blackstone Development Payment to be received over the life of the arrangement as discounted using the initial effective interest rate. The excess or deficit of estimated present value of future royalty, milestone payments and the future Blackstone Development Payment received over the carrying amount is recognized as a cumulative catch-up adjustment within interest expense, net using the effective interest rate.
Foreign Currency Exchange Risk
Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to fluctuations in value of foreign currency cash and cash equivalent balances and liabilities relating to future royalties and milestones held by our main operating subsidiary in the United Kingdom, our operating activities in the United States, and outsourced supplier agreements denominated in currencies other than pound sterling. We minimize foreign currency risk by maintaining cash and cash equivalents of each currency at levels sufficient to meet foreseeable expenditure to the extent practical.
As of December 31, 2024, substantially all of our cash and cash equivalents were held by one of our U.K. subsidiaries, of which approximately 62% were denominated in pound sterling and approximately 38% were denominated in U.S. dollars, with immaterial amounts denominated in euros and Swiss francs. The significant remainder of our cash and cash equivalents are held by our U.S. subsidiary and denominated in U.S. dollars.
We maintain our accounting records in pounds sterling, our functional currency, and present our consolidated financial statements in U.S. dollars for financial reporting purposes. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. We recorded a foreign exchange loss of $1.0 million and a foreign exchange gain $2.6 million for the years ended December 31, 2024 and 2023 respectively in the consolidated statements of operations and comprehensive loss.
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
Credit Risk
We are exposed to credit risk from our operating activities, primarily from available for sale debt securities and cash and cash equivalents. Our cash and cash equivalents and available for sale debt securities are held with multiple counterparties for varying periods according to our expected liquidity requirements. We monitor the credit rating of these counterparties on a regular basis. Our investment policy limits investments to certain types of instruments, such as available for sale debt securities, money market funds, bank term deposits and bank notice accounts and places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this Annual Report.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2024, based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2024 was effective.
Material Weakness and Remediation Plan
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the review of our unaudited condensed consolidated financial statements for the quarter ended March 31, 2024, we identified a material weakness in relation to accounting for complex transactions. The material weakness did not allow us to identify, understand and evaluate the impact of certain key aspects of the accounting for the BioNTech Agreements. Our process as designed was inadequate to deal with the complexity of the accounting for the transaction and did not allow for an effective and timely evaluation of key aspects of the agreements and their impact on the consolidated financial statements.
We have taken steps to remediate the material weakness by (i) implementing structured project plans and project monitoring techniques; (ii) the use of summary outputs allowing for earlier review of key judgements, estimates and other factors which impact the financial statements; and (iii) enhancing our review process, and controls including building in more time to allow for its effective operation and iv) assessing resourcing needs and capabilities resulting additional resources being added to the finance team. We believe this material weakness was remediated at December 31, 2024.

Changes in Internal Control Over Financial Reporting
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
We have taken steps to remediate the material weakness by (i) implementing structured project plans and project monitoring techniques; (ii) the use of summary outputs allowing for earlier review of key judgements, estimates and other factors which impact the financial statements; and (iii) enhancing our review process, and controls including building in more time to allow for its effective operation and (iv) assessing resourcing needs and capabilities. We believe this material weakness was remediated at December 31, 2024.
Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “non-accelerated filers.”
Item 9B. Other Information
Insider Trading Arrangements
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth information regarding members of our senior management and our directors, including their ages as of March 20, 2025. There are no family relationships among any of our senior management or our directors.

NAME	AGE	POSITION(S)
Senior Management:
Christian Itin, Ph.D.	60	Chief Executive Officer and Director
Robert Dolski	55	Senior Vice President, Chief Financial Officer
David Brochu	69	Senior Vice President, Chief Technical Officer
Alex Driggs	49	Senior Vice President, Legal Affairs and General Counsel
Miranda Neville	50	Senior Vice President, Chief Project Officer
Martin Pulé, MBBS	52	Senior Vice President, Founder, Chief Scientific Officer
Brent Rice	58	Senior Vice President, Chief Commercial Officer
Alexander Swan	60	Senior Vice President, Chief Human Resources Officer
Christopher Vann	60	Senior Vice President, Chief Operating Officer
Matthias Will, M.D.	52	Senior Vice President, Chief Development Officer
Christopher Williams, Ph.D.	45	Senior Vice President, Chief Business Development Officer

Non-Executive Directors:
Michael Bonney	66	Chairman of the Board of Directors
Joseph Anderson, Ph.D.	65	Director
Robert Azelby	57	Director
Linda Bain	54	Director
John Berriman	76	Director
Cynthia Butitta	70	Director
Robert Iannone, M.D., M.S.C.E.	58	Director
Elisabeth Leiderman, M.D.	48	Director
Martin Murphy, Ph.D.	56	Director
Ravi Rao, M.D.	57	Director
William Young, Ph.D.	80	Director
Senior Management
Christian Itin, Ph.D. has served as our Chief Executive Officer since March 2016 and as a director since October 2014. He served as chair of our board of directors from October 2014 to September 2021. Prior to joining us, Dr. Itin served as chief executive officer and chair of the board of directors at Cytos Biotechnology Ltd, a biotechnology company, from November 2012 until it merged with Kuros Biosurgery Holding Ltd in January 2016. From January 2016 until June 2018, he served as chair of the board of directors, and from June 2018 to May 2019 as non-executive director, of Kuros Biosciences Ltd. Prior to that, Dr. Itin served as president, chief executive officer and director of Micromet, Inc., a biopharmaceutical company, from 2006 until it was acquired by Amgen Inc. in 2012. From 1999 until 2006, he served in a number of capacities with Micromet, Inc.’s subsidiary, Micromet AG, including head of IP and licensing, vice president of business and corporate development, chief business officer and ultimately as its chief executive officer. Before joining Micromet, Dr. Itin was a co-founder of Zyomyx, a protein chip company. Dr. Itin also served as a non- executive director of Kymab Ltd., a privately held biopharmaceutical company, from 2012 until its sale to Sanofi in April 2021. Dr. Itin received a Diploma in Biology and a Ph.D. in Cell Biology from the University of Basel, Switzerland. In addition, he also performed post-doctoral research at the Biocenter of University of Basel and at the Stanford University School of Medicine. We believe that Dr. Itin is qualified to serve on our board of directors because of his deep knowledge of our company and his extensive experience serving in executive and non-executive leadership positions at other public and private biotechnology companies.

Robert Dolski joined Autolus as Chief Financial Officer in August 2023. He previously served as Chief Financial Officer at Checkmate Pharmaceuticals, from January 2021 until its acquisition by Regeneron Pharmaceuticals in May 2022 where he was responsible for investor relations and the Company’s financial strategy and management. Prior to that he served as Vice President, Finance at Akcea Therapeutics, from May 2019 until its acquisition by Ionis Pharmaceuticals in October 2020, where he held similar finance responsibilities and supported the development and commercialization of several rare disease programs. He previously held senior finance positions at Moderna Therapeutics from June 2016 to May 2019, Forum Pharmaceuticals, Inc., and Human Genome Sciences, Inc., prior to its acquisition by GlaxoSmithKline. Mr. Dolski started his career at Amgen, Inc. He holds an MBA from The Wharton School and a BSc in civil engineering and strategic management from the University of Pennsylvania.
David Brochu has served as our Senior Vice President, Chief Technical Officer since January 2021. Prior to that, he served as our Senior Vice President, Head of Product Delivery from October 2019 to January 2021, and our Vice President of Technical Operations from March 2019 to October 2019. Mr. Brochu previously served as vice president of technical operations and program head at Kedrion USA, leading, its next generation IVIG development and industrialization effort. Prior to this, he was the vice president of plasma collection operations for Talecris Biotherapeutics (formerly Bayer HealthCare LLC), where he led the operations buildout in the Western United States. Prior to Talecris, Mr. Brochu held engineering and technical operations leadership roles at Bayer and Warner Lambert in the United States, European Union and South America. Mr. Brochu has over 30 years of operational and development experience. He holds a B.S. in chemical engineering from Northeastern University.
Alex Driggs has served as our Senior Vice President, Legal Affairs and General Counsel since January 2024. He joined the Company in August 2018 as Vice President, Legal Affairs and General Counsel. Prior to joining Autolus, Mr. Driggs served in roles of escalating responsibility at Sucampo Pharmaceuticals between May 2015 and February 2018.As Senior Vice President and General Counsel he oversaw all legal aspects of Sucampo’s acquisition by Mallinckrodt. Earlier in his career, he served as Associate General Counsel for Micromet prior to its acquisition by Amgen and, following the acquisition, as Senior Counsel in the licensing transactions group at Amgen. Mr. Driggs began his legal career as an associate in the Life Sciences and Technology Transactions groups at Cooley LLP. He holds a J.D. from the New York University School of Law and an A.B. in Philosophy from Harvard University.
Miranda Neville has served as our Chief Project Officer since March 2025, having previously served as the Company’s Senior Vice President, Programme and Portfolio Management from July 2023 to March 2025, VP, Head of Programme and Portfolio Management from January 2023 to June 2023, VP, Global Operations & Delivery from October 2021 to January 2023, Executive Director, Global Head of Engineering from October 2020 to October 2021 and Senior Director, Global Engineering from November 2018 to September 2020. Prior to joining Autolus, Ms. Neville was a Partner at the consulting firm AllianceBio, where she spent four years supporting several clinical stage CDMO and commercial biopharmaceutical companies. She started her career at Human Genome Sciences, Inc., where she spent ten years in a variety of roles including manufacturing, engineering & program management, prior to its acquisition by GlaxoSmithKline. Ms. Neville holds a B.S. in Biology from West Virginia University.
Martin Pulé, MBBS has served as our Senior Vice President, Founder and Chief Scientific Officer since August 2014. He also served as a member of our board of directors from August 2014 to June 2018. Dr. Pulé has served as a clinical senior lecturer in the Department of Haematology at University College London Cancer Institute since 2010 and been an Honorary Consultant in Haematology at University College London Hospital since 2010. He entered the T cell engineering field in 2001 as a travelling Fulbright Scholar at the Center for Cell and Gene Therapy at Baylor College of Medicine, Houston, Texas. Dr. Pulé holds an MBBS from University College Dublin and is a Fellow of the Royal College of Pathologists.
Brent Rice has served as our Senior Vice President, Chief Commercial Officer & Site Head (US) since December 2021, having previously served as our Vice President, Chief Commercial Officer (US) from June 2020 to December 2021 and our Vice President, Global Market Access from October 2018 to June 2020. Previously, Mr. Rice served as the Head of Managed Markets for Juno Therapeutics, from November 2017 to August 2018, where he was responsible for building their Payer, Access and Reimbursement strategy and capability. Prior to joining Juno Therapeutics, Brent spent 18 years with Amgen from December 1999 to October 2017 in positions of escalating responsibility, where he was recognized as a strong cross-functional leader supporting Amgen’s portfolio of products through innovative partnerships and life cycle management. Brent holds a B.A. in Russian Studies from the University of California at Los Angeles and an M.B.A. from the University of Denver.
Alexander Swan has served as our Chief Human Resources Officer since January 2023. Mr. Swan joined Autolus in May 2018 as our Vice President, Human Resources and was promoted to Senior Vice President, Human Resources in October 2021. Prior to joining Autolus, he was EMEA Head of Human Resources for Kite where he was responsible for all aspects of HR, ranging from talent management, organization development, policy and procedure development and compensation and benefits. Previously Mr. Swan was involved in a number of start-up companies, including Amryt Pharmaceuticals, Taiho Oncology and Aegerion Pharmaceuticals. In these roles, he specialized in start-up strategies and processes for HR. From 2004 to 2012, Mr. Swan was responsible for developing and leading all HR associated activities for Celgene in EMEA. He has also held a number of positions within local government and NHS, helping strategically with talent acquisition and organization development. Mr. Swan holds a Master’s degree in Law from the University of Leicester and is also a Fellow of the Chartered Institute of Personnel and Development.

Christopher Vann has served as our Senior Vice President, Chief Operating Officer since October 2016. Prior to joining us, he worked at Hoffmann-La Roche’s Swiss headquarters from February 1994 to September 2016, most recently serving as its commercial director from December 2011 to September 2016 where he was primarily responsible for leading the lung cancer commercial team and general management of the Tarceva brand. Mr. Vann has significant experience of global lifecycle management of oncology products as well as implementing marketing strategy at a regional and national level. This includes supporting the launch of several oncology, immunology and transplant products in the United States, United Kingdom, Romania, Russia, South Africa and Asia. Mr. Vann holds a B.S. in Toxicology and Pharmacology from the School of Pharmacy, University of London.
Matthias Will, M.D., has served as our Chief Development Officer since September 2024. Previously, he served as Chief Medical Officer at the privately held biotech company, Dren Bio, Inc., During his tenure, Matthias led the expansion of the clinical team and oversaw the submission of two INDs for candidates to potentially treat hematologic cancers. Prior to that, he served as Vice President of Clinical Development for CRISPR Therapeutics where he led the development of their allogeneic CAR T programs targeting CD70 in T-cell lymphomas and renal cell carcinoma and the early stage CD70-NK cell program in collaboration with NKarta Inc. Previously, Dr. Will was in charge of clinical development at CytomX Therapeutics Inc. and held roles of increasing responsibility in clinical development at Gilead Sciences, Inc. and Novartis Oncology. Earlier in his career, he served at McKinsey & Company, where he strategically advised clients in the pharmaceutical industry. Dr. Will received his Medical Degree from the Hannover Medical School and his training in hematology/oncology at the University of Tȕbingen, Germany.
Christopher Williams, Ph.D. has served as our Chief Business Officer since January 2024. Prior to this role, he served as Senior Vice President, Corporate Development from October 2021 until February 2024, and as Vice President, Global Head of Business Development from December 2018 until October 2021. Dr. Williams was part of the team that founded Autolus Limited, our predecessor entity, in 2014 and he initially served as a non-executive director of Autolus Limited. In 2016, he transitioned into the Company to establish our business development function as Director, Business Development. Previously, he worked at UCL Business where he led the establishment of strategic collaborations, licensing deals, new companies, and financing transactions across a portfolio of cell and gene therapies in oncology and rare diseases. Prior to that, he served as non-executive director of Orchard Therapeutics Limited, another company he founded during his tenure at UCL Business, and has worked in business development roles at Thiologics, Canbex and Eli Lilly. He has also worked in research roles at GSK, Inpharmatica and Imperial College London. Dr. Williams holds a Ph.D. in Biochemistry from Imperial College London and a BSc in Genetics from Cardiff University.
Non-Executive Directors
Michael Bonney has served on our board of directors since April 2024. He currently serves as a director of Alnylam Pharmaceuticals, Inc., a role he has held since December 2014. He previously served as chair of the board of directors of Alnylam from December 2015 to August 2021 and as its executive chair from August 2021 to January 2023. Mr. Bonney previously served as the chair of the board of directors of Kaleido Biosciences, Inc., a biotechnology company, from June 2017 until August 2021. Between August 2018 and October 2020, he served as Kaleido’s executive chair and served as Kaleido’s Chief Executive Officer from June 2017 until August 2018. Mr. Bonney was a Partner at Third Rock Ventures, a healthcare venture firm, from January 2016 to July 2016. Mr. Bonney previously served as the Chief Executive Officer and a member of the board of directors of Cubist Pharmaceuticals, Inc., a biopharmaceutical company (now a wholly owned subsidiary of Merck & Co., Inc.), from June 2003 until his retirement in December 2014. From January 2002 to June 2003, he served as Cubist’s President and Chief Operating Officer. Mr. Bonney previously served as the chair of the board of directors of Magenta Therapeutics, Inc. and as a director of Bristol-Myers Squibb Company, Celgene Corporation (which was acquired by Bristol-Myers Squibb), Syros Pharmaceuticals, Inc. and Sarepta Therapeutics, Inc. Mr. Bonney holds a B.A. in economics from Bates College. We believe that Mr. Bonney is qualified to serve on our board of directors because of his experience serving in leadership positions at a wide variety of biotechnology companies.
Joseph Anderson, Ph.D. has served on our board of directors since February 2016. He is a Partner at Sofinnova Partners, which he joined in October 2020. Previously, he was the Chief Executive Officer and a member of the board of directors of Arix Bioscience plc, a global life sciences investment company, where he held similar positions since January 2016. He has founded and managed public equity funds and been a member of the following boards of directors: Algeta ASA (acquired by Bayer AG) from 2009 to 2013, Amarin plc from October 2009 to 2013, Cytos Biotechnology Ltd, a biotechnology company, from 2012 until it merged with Kuros Biosurgery Holding Ltd in January 2016 and Epigenomics AG from 2012 to 2014. He was a partner at Abingworth LLP, an international investment group dedicated to the life sciences and healthcare sectors, from January 2004 through December 2015. From October 1999 through December 2003, Dr. Anderson was at First State Investments in London, part of the Commonwealth Bank of Australia, where he was the head of global healthcare equities and a portfolio manager. Prior to this, he was a pharmaceuticals analyst at the investment bank Dresdner Kleinwort Benson from June 1998 through October 1999. From 1990 to 1998, Dr. Anderson established and was head of the strategy unit at The Wellcome Trust, one of the world’s largest medical foundations. He currently serves as a non-executive director of F2G Limited and previously served as a non-executive director of RedX Pharma plc between September 2023 and May 2024. Dr. Anderson holds a Doctor of Philosophy in Biochemistry from the University of Aston and a Bachelor of Science in Biological Science from Queen Mary College, University of London. We believe that Dr. Anderson is qualified to serve on our board of directors because of his extensive experience serving on boards of directors of various life science companies.

Robert Azelby has served on our board of directors since January 2024. Mr. Azelby served as President and Chief Executive Officer of Eliem Therapeutics, Inc., a biopharmaceutical company, from October 2020 to February 2023. Prior to Eliem, he served as the Chief Executive Officer of Alder BioPharmaceuticals, Inc. from June 2018 until its acquisition by H. Lundbeck A/S in October 2019. Mr. Azelby previously served as Executive Vice President, Chief Commercial Officer of Juno Therapeutics, Inc. from 2015 through its acquisition by Celgene in March 2018. Earlier, during a 15-year tenure at Amgen, Mr. Azelby served in commercial roles including Vice President and General Manager of Amgen Oncology, Vice President of Oncology Sales, Vice President of the Commercial Effectiveness Unit and General Manager of Amgen Netherlands. He currently serves as a non-executive director of ADC Therapeutics SA since June 2023, and of Cardinal Health since March 2024. Mr. Azelby previously served on the Board of Directors of Chinook Therapeutics Inc. between April and August 2023, Clovis Oncology Inc. from October 2018 until July 2023, Eliem Therapeutics Inc. from October 2020 until February 2023, Alder BioPharmaceuticals Inc. from June 2018 until November 2019, and Immunomedics, Inc. from February 2020 to October 2020. He holds a BA in Economics and Religious Studies from the University of Virginia and an MBA from Harvard Business School. We believe that Mr. Azelby is qualified to serve on our board of directors because of his broad experience in our industry, his commercial and management background and his track record of effective leadership.
Linda Bain has served on our board of directors since June 2018. Since May 2023, she has served as the chief operating officer and chief financial officer of Mariana Oncology, a Novartis Company as of May 2024. She has also served as a non-executive director of Arvinas, Inc. since June 2020, Hemab Therapeutics since January 2022, and VBI Vaccines, Inc. between July 2021 and September 2022. Prior to joining Mariana Oncology, Ms. Bain served as the chief financial officer of Codiak BioSciences, Inc. between December 2015 and April 2023 and chief financial officer and treasurer of Avalanche Biotechnologies, Inc. from April 2014 until November 2015. Previously, Ms. Bain served at bluebird bio, Inc., a gene therapy biotechnology company, as vice president of finance and business operations from October 2011 to March 2014, and chief accounting officer and treasurer from June 2013 to March 2014. From September 2008 to September 2011, Ms. Bain served as vice president of finance at Genzyme Corporation. From September 2007 to September 2008, she served as vice president at Fidelity Investments, and from May 2000 to September 2007, she held a number of positions at AstraZeneca plc. She received her B.S. degree in Accounting and Business Administration and an Honors Degree in Accounting and Business Administration from the University of the Free State in South Africa. Ms. Bain is a certified public accountant. We believe that Ms. Bain is qualified to serve on our board of directors because of her extensive experience in our industry, her background in accounting and finance and her leadership skills.
John Berriman has served on our board of directors since August 2014. He has served as chair of the board of directors of Autifony Therapeutics Ltd since 2011. He previously served as chair of the board of directors of Depixus SAS between December 2015 and August 2024, Confo Therapeutics NV between December 2016 and August 2023, ReNeuron Group plc between April 2015 and September 2020, Heptares Therapeutics Ltd from 2007 until it was sold to Sosei Group in February 2015, Algeta ASA from 2004 through its listing on the Oslo Stock Exchange in 2007 (and subsequently served as deputy chair from 2008 until it was sold to Bayer AG in 2014), and as a director of Micromet, Inc. from May 2006 until it was sold to Amgen Inc. in 2012. Prior to this, from 1997 to 2004, he was a director of Abingworth Management, an international healthcare venture capital firm, where he was involved in founding, financing and serving as a director of several biotechnology companies in Europe and the United States, many of which obtained listings on public stock exchanges. Prior to that, Mr. Berriman spent 14 years with Celltech Group plc and was a member of its board when it listed on the London Stock Exchange in 1994. He holds a Master’s degree in Chemical Engineering from the University of Cambridge and an M.B.A. from the London Business School. We believe that Mr. Berriman is qualified to serve on our board of directors because of his extensive experience in our industry, including his strategic management and operational experience, his experience serving on public company boards and his experience with public offerings, private investments and mergers.
Cynthia Butitta has served on our board of directors since March 2018. Ms. Butitta served as the executive vice president and chief financial officer of Kite Pharma Inc., a biopharmaceutical company, from January 2014 to May 2016 and as its chief operating officer from March 2014 to September 2017. From May 2011 to December 2012, she served as senior vice president and chief financial officer at NextWave Pharmaceuticals, Inc., a specialty pharmaceutical company. Prior to that, Ms. Butitta served as chief operating officer of Telik, Inc., a biopharmaceutical company, from March 2001 to December 2010 and as its chief financial officer from August 1998 to December 2010. Ms. Butitta also served as principal accounting officer of Telik, Inc. until December 2010. She has served as a member of the board of directors of UroGen Pharma Ltd. since October 2017, Olema Pharmaceuticals Inc. since August 2020 and Century Therapeutics since February 2021. Ms. Butitta holds a B.S. with honors in Business and Accounting from Edgewood College in Madison, Wisconsin and an M.B.A. in Finance from the University of Wisconsin, Madison. We believe that Ms. Butitta is qualified to serve on our board of directors because of her extensive financial and operational experience within the biotechnology and high-technology industries, as well as her leadership skills.

Robert Iannone, M.D., M.S.C.E. has served on our board of directors since June 2023. Since May 2019, he has served as the Executive Vice President, Global Head of Research and Development at Jazz Pharmaceuticals plc, and as their Chief Medical Officer from December 2019 until October 2021. From April 2018 until May 2019, Dr. Iannone served as Head of Research and Development and Chief Medical Officer of Immunomedics, Inc., a biopharmaceutical company. Prior to that, from July 2014 to April 2018, Dr. Iannone served in the roles of Senior Vice President and Head of Immuno-oncology, Global Medicines Development and the Global Products Vice President at AstraZeneca plc, a global science-led biopharmaceutical company. From 2004 to 2014, Dr. Iannone served in management roles at Merck Co., Inc., a global biopharmaceutical company, culminating in his role as Executive Director and Section Head of Oncology Clinical Development. From 2001 to 2004, he served as Assistant Professor of Pediatrics and from 2004 to 2012 as Adjunct Assistant Professor of Pediatrics at the University of Pennsylvania School of Medicine. Dr. Iannone has been serving on the board of directors of iTeos Therapeutics, Inc., a clinical-stage biopharmaceutical company, since May 2021, and on the Cancer Steering Committee of the Foundation for the National Institutes of Health since 2011. He also served as a director of Jounce Therapeutics, Inc., a clinical-stage immunotherapy company, between January 2020 and its acquisition by Concentra Biosciences in May 2023. Dr. Iannone received a B.S. from The Catholic University of America, an M.D. from Yale University and an M.S.C.E. from University of Pennsylvania and completed his residency in Pediatrics and fellowship in Pediatric Hematology-Oncology at Johns Hopkins University. We believe that Dr. Iannone is qualified to serve on our board of directors because of his extensive experience as a pharmaceutical company executive and in the clinical development and regulation of pharmaceuticals.
Elisabeth Leiderman, M.D, has served on our board of directors since December 2023. She has served as the Chief Financial & Corporate Development Officer for Dewpoint Therapeutics since June 2024. She previously served as Chief Financial Officer and Chief Business Officer at Atsena Therapeutics, a clinical-stage gene therapy company, between November 2022 and November 2023. Before joining Atsena, from September 2020 to October 2022, Dr. Leiderman was Chief Financial Officer and Head of Corporate Development at Decibel Therapeutics, a clinical stage biotechnology company developing novel gene therapeutics for restoration of hearing loss and balance disorders. From January 2020 to August 2020, Dr. Leiderman served as Chief Business Officer for Complexa, Inc., a clinical stage biopharmaceutical company focused on life-threatening fibrosis and inflammatory diseases. Prior to Complexa, Dr. Leiderman was Senior Vice President, Head of Corporate Development at Fortress Biotech from November 2016 to November 2019. Earlier in her career from 2007 to 2016, Dr. Leiderman developed her transaction and capital markets expertise in the healthcare investment banking groups at Nomura, Credit Suisse, Jefferies and UBS. Dr. Leiderman began her career in medical affairs at AstraZeneca, where she analyzed product and industry trends related to the central nervous system. Dr. Leiderman earned an M.D. from the Sackler School of Medicine at Tel Aviv University, an M.B.A. from The Wharton School at the University of Pennsylvania and a B.A. from The University of Pennsylvania. We believe that Dr. Leiderman is qualified to serve on our board of directors because of her extensive experience as a pharmaceutical company executive, her financial and operational expertise, and her leadership skills.
Martin Murphy, Ph.D. has served on our board of directors since September 2014. He served as Chair of Syncona Investment Management Limited, part of the global life science company Syncona Ltd., from January 2023 until November 2023, as the chief executive officer of Syncona Investment Management Limited from December 2016 until December 2022, and founded Syncona Partners LLP and served as its chief executive officer from May 2012 to December 2016. Prior to that, he was a partner at MVM Life Science Partners LLP, a venture capital company focused on life science and healthcare investments, from 2003 to 2012. During his time at MVM, Dr. Murphy was a member of the management and investment committees and led MVM’s European operations. Before MVM, Dr. Murphy worked at 3i Group plc and McKinsey & Company. Since January 2025, Dr. Murphy has served as a non-executive director of Synairgen plc, a specialist respiratory biotech company listed on the London Stock Exchange. He has a Ph.D. in Biochemistry from the University of Cambridge. We believe that Dr. Murphy is qualified to serve on our board of directors because of his extensive experience as an investor, particularly in the life sciences industry.
Ravi Rao, M.D,. has served on our board of directors since April 2024. He currently serves as Chief Medical Officer of Sitryx Therapeutics, having joined the company in April 2022. He was previously Chief Medical Officer at Oxford Biomedica, between April 2022 and November 2023, and Head of Research and Development and Chief Medical Officer at Swedish Orphan Biovitrum, where he led the development of several medicines in rare diseases across immunology and hematology, between September 2020 and February 2022. Before that, he worked at Roche Genentech and GlaxoSmithKline. Dr. Rao also serves as on the board of directors of DBV Technologies SA. Dr. Rao is an accredited rheumatologist and was an academic physician-scientist at Imperial College (London). He is a Member of the Royal College of Physicians, London and an Honorary Member of the Faculty of Pharmaceutical Medicine. He received his MB. BChir from Cambridge University and his Ph.D. in vascular biology from Imperial College, completing a postdoctoral fellowship at Harvard Medical School. We believe that Dr. Rao is qualified to serve on our board of directors because of his experience leading the development of drug pipelines at several biopharmaceutical companies

William D. Young, Ph.D. has served on our board of directors since November 2021 and was appointed to our board of directors as Blackstone’s designee pursuant to the terms of the collaboration and financing agreement we entered into with Blackstone in November 2021. He is a Senior Advisor to the Blackstone Life Sciences group since November 2018, following Blackstone’s acquisition of Clarus Ventures. Dr. Young became a Venture Partner with Clarus in 2010 after serving as CEO of Monogram Biosciences, a leader in personalized medicine, from 1999 through to the sale of the company to LabCorp in 2009. Prior to Monogram he was at Genentech since 1980 in positions of increasing responsibility, including COO, responsible for all of the biotechnology company's development, operations and commercial functions. Prior to Genentech, Dr. Young was at Eli Lilly and Company for fourteen years. Dr. Young has served as a non-executive director of Praxis Precision Medicine since December 2016, of SFJ Pharma since July 2014 and of Satellite Bio since July 2022. He also served as chair of the board of directors of Nanostring Technologies from January 2010 until April 2024, as a non-executive director of Theravance Biopharma between October 2013 and April 2014, and as its lead independent director between April 2014 and May 2023. Previously he was chair of the board of directors of Biogen (NASDAQ: BIIB) and served on the Board of Directors of BioMarin Pharmaceutical and Vertex Pharmaceuticals. Dr. Young received his Bachelor's degree in chemical engineering from Purdue University, his MBA from Indiana University and an honorary doctorate in engineering from Purdue University. In 1993 he was elected to the National Academy of Engineering for his leadership in research, development and manufacturing of recombinant proteins using recombinant DNA technology. He is the founder of the Young Institute for the Advanced Manufacturing of Pharmaceuticals at Purdue University and a member of the Institute’s Advisory Counsel. We believe that Dr. Young is qualified to serve on our board of directors because of his extensive experience in the life sciences industry.
Board Diversity
The table below provides certain information regarding the diversity of our board of directors as of March 20, 2025. Our 2024 Board Diversity Matrix is included in our Annual Report on Form 10-K, filed with the SEC on March 21, 2024.

Board Diversity Matrix
Country of Principal Executive Offices:	United Kingdom
Foreign Private Issuer	Yes
Disclosure Prohibited under Home Country Law	No
Total Number of Directors	12
	Male	Female	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	9	3	0	0
Part II: Demographic Background
Underrepresented Individual in Home Country Jurisdiction	1	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	0
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
Insider Trading Policy
Our board of directors has adopted an Insider Trading Policy that governs all transactions involving our securities by directors, officers, employees, consultants, and contractors and is reasonably designed to promote compliance with any insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Composition of Our Board of Directors
Our board of directors presently has twelve members. As a foreign private issuer, under the listing requirements and rules of Nasdaq, we are not required to have independent directors on our board of directors, except that our audit committee is required to consist fully of independent directors, subject to certain phase-in schedules. However, our board of directors has determined that Drs. Anderson, Iannone, Leiderman, Murphy, Rao and Young, Mses. Butitta and Bain and Messrs. Azelby, Berriman, and Bonney representing eleven of our twelve directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of director and that each of these directors is “independent” as that term is defined under Nasdaq rules.
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
In accordance with our Articles of Association, our board of directors are divided into three classes with staggered three-year terms. At each annual general meeting of shareholders, the directors whose terms expire will retire and are eligible for re-appointment by ordinary resolution at such annual general meeting. At each annual general meeting, the successors to directors whose terms then expire or the directors who have been re-appointed will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:
•Class I, which consists of Ravi Rao, Joseph Anderson, Martin Murphy and Robert Iannone, whose terms will expire at our 2025 annual general meeting;
•Class II, which consists of Michael Bonney, Robert Azelby, John Berriman and Elisabeth Leiderman, whose terms will expire at our 2026 annual general meeting;
•Class III, which consists of Christian Itin, Cynthia Butitta, Linda Bain and William Young, whose terms will expire at our 2027 annual general meeting.
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
Audit Committee
The audit committee is composed of Ms. Bain (chair), Dr. Anderson, Mr. Azelby, Ms. Butitta, and Dr. Leiderman, and assists the board of directors in overseeing our accounting and financial reporting processes. The audit committee consists exclusively of members of our board who are financially literate, and our board of directors has determined that Ms. Bain is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. Our board of directors has determined that each member of the audit committee is an independent director under Nasdaq listing rules and under Rule 10A-3 under the Exchange Act. Our audit committee meets at least four times per year and oversees and reviews our internal controls, accounting policies and financial reporting, and provides a forum through which our independent registered public accounting firm reports. Our audit committee meets regularly with our independent registered public accounting firm without management present.
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
Compensation Committee
The compensation committee is composed of Mr. Berriman (chair), Ms. Butitta and Dr. Murphy. Under the SEC and Nasdaq rules, there are heightened independence standards for members of the compensation committee, including a prohibition against the receipt of any compensation from us other than standard board member fees. Although foreign private issuers are not required to meet this heightened standard, all of our compensation committee members meet this heightened standard.
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
Research and Development Committee
The research and development committee is composed of Drs. Iannone (chair), Itin, Murphy, Rao and Young.
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

We intend to follow U.K. corporate governance practices in lieu of Nasdaq corporate governance requirements as follows:
•We do not intend to follow Nasdaq Rule 5620(c) regarding quorum requirements applicable to meetings of shareholders. Such quorum requirements are not required under English law. In accordance with generally accepted business practice, our Articles of Association provide alternative quorum requirements that are generally applicable to meetings of shareholders.
•We do not intend to follow Nasdaq Rule 5605(b)(2), which requires that independent directors regularly meet in executive sessions where only independent directors are present. Our independent directors may choose to meet in executive sessions at their discretion.
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
The following discussion provides the amount of compensation paid, and benefits in-kind granted, by us and our subsidiaries to our directors, members of our senior management and non-employee directors for services in all capacities to us and our subsidiaries for the year ended December 31, 2024, as well as the amount contributed by us or our subsidiaries into money purchase plans for the year ended December 31, 2024 to provide pension, retirement or similar benefits to, our directors, members of our senior management and non-employee directors.
Director Compensation
For the year ended December 31, 2024, the table below sets forth the compensation paid to our directors. In the case of Dr. Itin, our Chief Executive Officer, the table below sets forth the compensation paid to him for services as a member of our senior management. He does not receive any compensation for serving as an executive director. All such amounts are established and paid in pounds sterling.

Name	Salary/Fees	Annual Bonus	Pension Benefit	All Other Compensation	Total
Christian Itin, Ph.D. Executive Director	£475,200	£306,504	£—	£1,144,526	£1,926,230
John H. Johnson** Chairman of the Board	£13,327	£—	£—	£14,777	£28,104
Michael Bonney* Chairman of the Board	£39,375	£—	£—	£349,748	£389,123
Joseph Anderson, Ph.D. Non-Executive Director	£41,874	£—	£—	£147,826	£189,700
Robert Azelby*** Non-Executive Director	£36,278	£—	£—	£334,882	£371,160
Linda Bain Non-Executive Director	£48,378	£—	£—	£147,826	£196,204
John Berriman Non-Executive Director	£41,496	£—	£—	£147,826	£189,322
Cynthia Butitta Non-Executive Director	£42,996	£—	£—	£147,826	£190,822
Robert Iannone, M.D., M.S.C.E Non-Executive Director	£43,500	£—	£—	£150,438	£193,938
Elisabeth Leiderman, M.D. Non-Executive Director	£38,004	£—	£—	£288,447	£326,451
Martin Murphy, Ph.D. Non-Executive Director	£36,504	£—	£—	£147,826	£184,330
Ravi Rao, M.D.**** Non-Executive Director	£28,125	£—	£—	£274,606	£302,731
William Young, Ph.D. Non-Executive Director	£45,252	£—	£—	£151,411	£196,663
* Mr. Bonney joined the board of directors effective April 1, 2024.
** Mr. Johnson resigned from the board of directors effective April 1, 2024.
*** Mr. Azelby joined the board of directors effective January 9, 2024.
**** Dr. Rao joined the board of directors effective April 1, 2024.
Non-Executive Letters of Appointment
Non-executive directors are engaged on letters of appointment that set out their duties and responsibilities. The non-executive directors do not receive benefits upon termination or resignation from their respective positions as directors.
Non-Executive Director Compensation Policy
In April 2024, following market research and advice from its compensation consultant, our board of directors amended our non-executive director compensation policy to increase the retainer fee for the nominating and governance committee chair and member from £7,000 to £8,000 and £3,500 to £4,000, respectively.
Under this policy, we pay each of our non-executive directors a cash retainer for service on our board of directors and committees of our board of directors. Our chair or lead independent director, as applicable, also receives an additional cash retainer. These retainers are payable in arrears in twelve equal monthly installments at the end of each calendar month, provided that the amount of such payment will be prorated for any portion of such month that the director is not serving on our board. Non-executive directors residing outside the U.K. will be paid the applicable amounts converted from pounds sterling into a currency of their request at the time of payment. We will also reimburse our directors for their reasonable out-of-pocket expenses in connection with attending board and committee meetings.

Non-executive directors are eligible to receive cash compensation as follows:

Annual Cash Retainer (£)
Annual retainer for board of director chair	52,500
Annual retainer for board of director member	31,500
Additional retainer for audit committee chair	13,000
Additional retainer for audit committee member	6,500
Additional retainer for compensation committee chair	10,000
Additional retainer for compensation committee member	5,000
Additional retainer for nominating and governance committee chair	8,000
Additional retainer for nominating and governance committee member	4,000
Additional retainer for research and development committee chair	12,000
Additional retainer for research and development committee member	6,000
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
Initial Award
Each new non-executive director elected to our board of directors is granted an initial, one-time equity award of options to purchase 80,000 of our ADSs on the date of such director’s initial election or appointment to the board of directors, which will vest in equal monthly installments through the third anniversary of the grant date. In addition, a non-executive director who is initially appointed to serve as chair of the board receives an option to purchase 40,000 of our ADSs on the date of such appointment to chair, which will vest in equal monthly installments through the third anniversary of the grant date. Similarly, a non-executive director who, in connection with their initial appointment to the board, is designated to serve as chair of a committee of the board shall receive an option to purchase 25,000 of our ADSs on the date of such appointment, which will vest in equal monthly installments through the third anniversary of the grant date.
Annual Awards
On the date of each of our annual meeting of shareholders, each non-executive director that continues to serve will be granted an option to purchase 80,000 of our ADSs or ordinary shares, which will vest in equal monthly installments through the first anniversary of the grant date.
Senior Management Compensation
The compensation for each member of our executive management comprises the following elements: base salary, annual bonus, personal benefits, pension or 401(k) plan and long-term incentives. For the year ended December 31, 2024, the aggregate compensation accrued or paid to the members of our senior management for services, whether or not a director, in all capacities was $13.0 million. The amount set aside or accrued by us to provide pension, retirement or similar benefits to members of senior management amounted to a total of $2,829 in the year ended December 31, 2024.

Management Incentive Compensation Plan
In May 2016, the board of directors adopted the Management Incentive Compensation Plan, which it amended in October 2024 to reflect additional management tiers added since the plan's inception. The Management Incentive Compensation Plan is designed to offer annual incentive compensation to our members of senior management and managers by rewarding the achievement of corporate goals and specifically measured personal goals that are consistent with and support the achievement of the corporate goals. The key terms of the Management Incentive Compensation Plan are summarized below.
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
For the year ended December 31, 2024 the compensation committee of our board of directors determined that our corporate goals were achieved at a level of 107.5%. Pursuant to the terms of the Management Incentive Compensation Plan, our Chief Executive Officer and executive director will receive an incentive award of £306,504, based on his target bonus percentage of 60%, an overall goal achievement level of 107.5%, and his base salary of £475,200.
Form and Determination of Incentive Awards
Incentive award payments may be made in cash, or, at the discretion of the compensation committee and subject to the approval of our board of directors, through the issuance of equity.
An individual’s potential incentive award is calculated by multiplying their base salary as of the end of the plan year by the participant’s “target award multiplier”, which is a percentage ranging from 5% to 70%. The resulting amount is then divided between a corporate component and an individual component based on the weighting assigned for the individual’s management level. After the end of the plan year, the actual achievement of the corporate and individual goals is determined, each expressed as a percentage of complete achievement, resulting in the calculation of the individual’s total incentive award.
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

Outstanding Equity Awards, Grants and Option Exercise
The following table summarizes the equity awards that we granted to members of our board of directors and senior management pursuant to the terms of the 2017 Plan or 2018 Plan during the year ended December 31, 2024.

Name	Ordinary Share Underlying Option	Exercise Price	Grant Date	Expiration Date
Senior Management

Alex Driggs	200,000	$6.11	2/23/2024	2/23/2034

Christopher Williams, Ph.D.	200,000	$6.11	2/23/2024	2/23/2034

Matthias Will, M.D.	800,000	$3.63	9/30/2024	9/30/2024

Non-Executive Directors
Michael Bonney*	120,000	$5.68	4/1/2024	4/1/2034
	80,000	$3.48	6/28/2024	6/28/2034

Joseph Anderson, Ph.D.	80,000	$3.48	6/28/2024	6/28/2034

Robert Azelby**	80,000	$6.84	1/9/2024	1/9/2034
	80,000	$3.48	6/28/2024	6/28/2034

Linda Bain	80,000	$3.48	6/28/2024	6/28/2034

John Berriman	80,000	$3.48	6/28/2024	6/28/2034

Cynthia Butitta	80,000	$3.48	6/28/2024	6/28/2034

Robert Iannone, M.D., M.S.C.E.	80,000	$3.48	6/28/2024	6/28/2034

Elisabeth Leiderman, M.D.	80,000	$3.48	6/28/2024	6/28/2034

Martin Murphy, Ph.D.	80,000	$3.48	6/28/2024	6/28/2034

Ravi Rao, M.D.***	80,000	$5.68	4/1/2024	4/1/2034
	80,000	$3.48	6/28/2024	6/28/2034

William Young, Ph.D.	80,000	$3.48	6/28/2024	6/28/2034

* Mr. Bonney joined the board of directors effective April 1, 2024.
** Mr. Azelby joined the board of directors effective January 9, 2024.
*** Dr. Rao joined the board of directors effective April 1, 2024.
As of December 31, 2024, members of our board of directors and senior management held vested share options to purchase an aggregate of 7,119,049 ordinary shares. No share options were exercised by any members of our board of directors and senior management during the year ended December 31, 2024.
Equity Incentive Plans
We have granted equity securities under a share option plan and an equity incentive plan, which are summarized below.
2017 Share Option Plan
    In 2017, our board of directors and shareholders approved the 2017 Plan to provide equity incentives to certain eligible employees and directors, consultants and advisors. The 2017 Plan provided for the grant of potentially tax-favored Enterprise Management Incentives (“EMI”), options to our U.K. employees and for the grant of options to our U.S. employees. The 2017 Plan terminated in connection with our IPO; accordingly, as of September 30, 2018, there were no shares available for future grants under the 2017 Plan. Options previously granted pursuant to the 2017 Plan and that are currently outstanding remain subject to the terms of the 2017 Plan.
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
Shares Available for Awards
The maximum number of ordinary shares that may be issued under our 2018 Plan was initially 3,281,622 shares, which consisted of 3,025,548 ordinary shares under the 2018 Plan at the time of its adoption and 256,074 ordinary shares that remained available for future grants under the 2017 Plan at the time of its termination. Additionally, the number of ordinary shares reserved for issuance under the 2018 Plan will automatically increase on October 1st of each year, for a period of not more than ten years, commencing on October 1, 2018 and ending on (and including) October 1, 2027, by an amount equal to the lesser of (i) 4% of the total number of ordinary shares outstanding on September 30 of the same calendar year or (ii) such fewer number of ordinary shares as the board of directors may designate prior to the applicable October 1st date. As of December 31, 2024, 32,943,013 ordinary shares may be issued under the 2018 Plan, of which 11,464,845 ordinary shares were available for future grant as of that date.
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
Clawbacks
As a U.S. public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of Section 304 of the Sarbanes-Oxley Act. Additionally, we have implemented a Dodd-Frank Act-compliant clawback policy, as required by the SEC rules.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of March 1, 2025 by:
•each beneficial owner of 5% or more of our outstanding ordinary shares;
•each of our current directors and each member of our senior management; and
•all of our directors and senior management as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares that can be acquired within 60 days of March 1, 2025. These ordinary shares, however, are not included in the computation of the percentage ownership of any other person. Percentage ownership calculations are based on 266,125,337 ordinary shares outstanding (including ordinary shares in the form of ADSs) as of March 1, 2025.
Except as otherwise indicated, all of the shares reflected in the table are ordinary shares and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.
Except as otherwise indicated, the addresses of the persons listed in the table is c/o Autolus Therapeutics plc, 191 Wood Lane, White City, London W12 7FP, U.K.

NAME OF BENEFICIAL OWNER	Number of Ordinary Shares Beneficially Owned (#)	Percent of Ordinary Shares Beneficially Owned (%)
5% or Greater Shareholders:
BioNTech SE (1)	33,333,333	12.5%
Syncona Portfolio Limited (2)	30,734,957	11.5%
Wellington Management Co. LLP (3)	25,345,680	9.5%
BXLS V – Autobahn LP (4)	23,750,917	8.9%
Qatar Investment Authority (5)	15,000,000	5.6%
PPF Capital Partners Fund B.V. (6)	14,782,275	5.6%
Deep Track Capital, LP (7)	14,218,903	5.3%

Senior Management and Directors:
Christian Itin, Ph.D. (8)	2,902,250	1.1%
Robert Dolski (9)	281,249	*
David Brochu (10)	869,165	*
Alex Driggs (11)	259,495	*
Miranda Neville (12)	209,839	*
Martin Pulé, MBBS (13)	545,032	*
Brent Rice (14)	389,599	*
Alexander Swan (15)	551,872	*
Christopher Vann (16)	954,291	*
Matthias Will, M.D. (17)	—	*
Christopher Williams, Ph.D. (18)	489,979	*
Michael Bonney (19)	89,999	*
Joseph Anderson, Ph.D. (20)	228,333	*
Robert Azelby (21)	82,221	*
Linda Bain (22)	259,730	*
John Berriman (23)	380,362	*
Cynthia Butitta (24)	285,428	*
Robert Iannone, M.D., M.S.C.E. (25)	158,333	*
Elisabeth Leiderman, M.D. (26)	84,444	*
Martin Murphy, Ph.D. (27)	228,333	*
Ravi Rao, M.D. (28)	77,777	*
William Young, Ph.D. (29)	203,333	*
All directors and senior management as a group (22 persons) (30)	9,531,064	3.6%

* Represents beneficial ownership of less than one percent.

(1) The information shown is based, in part, upon disclosures filed on a Schedule 13D on February 21, 2024 by BioNTech SE, "BioNTech". The number reported consists of 33,333,333 ADSs. The members of the Management Board consists of Prof. Ugur Sahin, M.D., Jens Holstein, Sean Marett, Dr. Sierk Poetting, Dr. Özlem Türeci, Ryan Richardson and James Ryan. The members of the Supervisory Board of BioNtech consist of Helmut Jeggle, Michael Motschmann, Baroness Nicola Blackwood, Prof. Anja Morawietz, Dr. Ulrich Wandschneider and Prof. Rudolf Staudigl. The address of the principal business office, Management Board and Supervisory Board of BioNTech is An der Goldgrube 12, D-55131 Mainz, Germany.
(2) The information shown is based, in part, upon disclosures filed on a Schedule 13G/A on November 14, 2024 by Syncona Portfolio Limited. The number reported consists of (i) 12,180,333 ordinary shares and (ii) 18,554,624 ADSs. Syncona Portfolio Limited is a wholly owned subsidiary of Syncona Holdings Limited, which, in turn, is a wholly controlled subsidiary of Syncona Limited, a publicly-listed company. Each of Syncona Holdings Limited and Syncona Limited may be deemed to have voting and dispositive power over the securities held by Syncona Portfolio Limited. Investment and voting decisions with respect to these securities are made by Syncona Portfolio Limited acting upon the recommendation of an investment committee of Syncona Investment Management Limited, also a subsidiary of Syncona Holdings Limited. The members of this investment committee consist of Roel Bulthuis and Christopher Hollowood. The address for Syncona Portfolio Limited is PO Box 273, Sir William Place, St Peter Port, Guernsey GY1 3RD, Channel Islands.

It should be noted that Martin Murphy stepped down from chair of Syncona Investment Management Limited (SIML) and therefore the Company has not included Syncona's shareholding in Martin's beneficial ownership calculations.
(3) The information shown is based, in part, upon disclosures filed on a Schedule 13F on February 14, 2025 and on a Schedule 13G on November 14, 2024 by Wellington Management Co. LLP. The number consists of 25,345,680 ADSs. Wellington Management Company LLP is a wholly owned subsidiary of Wellington Management Group LLP, a publicly-listed company. The address of the principal business office of Wellington Management Co. LLP is 280 Congress Street, Boston, MA 02210.
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
(6) The information shown is based, in part, upon disclosures filed on a Schedule 13D on October 25, 2024 by PPF Capital Partners Fund B.V., PPF Group N.V. and Renata Kellnerova. The number reported consists of 14,782,275 ADSs. The principal shareholder of PPF Capital Partners Fund B.V. is PPF Group N.V., which is ultimately beneficially owned by Renata Kellnerova. The address of the principal office of each of PPF Group and PPF Capital is Strawinskylaan 933, 1077XX Amsterdam, The Netherlands. The address of the principal office of Renata Kellnerova is c/o PPF a.s., Evropská 2690/17, P.O. Box 177, 160 41 Prague 6, Czech Republic.
(7) The information shown is based, in part, upon disclosures filed on a Schedule 13F on February 14, 2025 and on a Schedule 13G/A on November 14, 2024 by Deep Track Capital, LP. The number reported consists of 14,218,903 ADSs. Deep Track Biotechnology Master Fund, Ltd is a wholly owned subsidiary of Deep Track Capital, LP. The address of the principal business office of Deep Track Capital, LP is 200 Greenwich Ave, 3rd Floor, Greenwich, CT 06830. The address of the principal business office of Deep Track Biotechnology Master Fund, Ltd. is c/o Walkers Corporate Limited, 190 Elgin Ave, George Town, KY1-9001, Cayman Islands. Deep Track Capital, LP. and Deep Track Biotechnology Master Fund, Ltd are controlled by its founder, David Kroin. The address of the principal business office of Mr. Kroin is c/o Deep Track Capital, LP, 200 Greenwich Ave, 3rd Floor, Greenwich, CT 06830.
(8) Consists of (i) 1,066,009 ordinary shares issuable upon conversion of restricted ordinary shares, (ii) 50,000 ordinary shares issuable upon restricted stock units and (iii) 1,786,241 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(9) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(10) Consists of (i) 113,125 ordinary shares issuable upon conversion of restricted stock units and (ii) 756,040 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(11) Consists of (i) 18,418 ordinary shares issuable upon conversion of restricted ordinary shares, and (ii) 241,077 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(12) Consists of (i) 33,720 ordinary shares issuable upon conversion of restricted ordinary shares, and (ii) 176,119 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(13) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(14) Consists of (i) 9,400 ADSs and (ii) 37,907 ordinary shares issuable upon conversion of restricted stock units and (iii) 342,292 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(15) Consists of (i) 38,657 ordinary shares issuable upon conversion of restricted stock units, and (ii) 513,215 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(16) Consists of (i) 112,211 ordinary shares issuable upon conversion of restricted ordinary shares, ii) 40,000 ordinary shares issuable upon conversion of restricted stock units and (iii) 802,080 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(17) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(18) Consists of (i) 8,198 ordinary shares issuable upon conversion of restricted ordinary shares, (ii) 19,808 ordinary shares issuable upon conversion of restricted stock units and (iii) 461,973 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(19) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(20) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(21) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(22) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(23) Consists of (i) 62,794 ordinary shares and (ii) 73,537 ordinary shares issuable upon conversion of restricted ordinary shares, and (iii) 244,031 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(24) Consists of (i) 10,000 ADSs and (ii) 275,428 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(25) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(26) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(27) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(28) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.

(29) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
(30) Consists of (i) 19,400 ADSs, (ii) 62,794 ordinary shares, (iii) 1,259,955 ordinary shares issuable upon conversion of restricted ordinary shares, (iv) 351,635 ordinary shares issuable upon conversion of restricted stock units and (v) 7,837,280 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2025.
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
Shareholders in the United States
As of December 31, 2024, assuming that all of our ordinary shares represented by ADSs are held by residents of the United States other than ADSs held by the entities set forth in the table above and certain other holders that we know to be non-residents of the United States, we estimate that approximately 56.8% of our outstanding ordinary shares (including ordinary shares underlying ADSs) were held in the United States by 213 holders of record. The actual number of holders is greater than these numbers of record holders, and includes beneficial owners whose ordinary shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	20,754,316 (1)	$5.41 (2)	11,464,845 (3)
Total	20,754,316		11,464,845
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
Transactions with Our Principal Shareholders, Directors and Members of our Senior Management
The following is a description of related party transactions we have entered into since January 1, 2024 with our directors, members of our senior management and holders of more than 5% of our outstanding voting securities and their affiliates, whom we refer to as our related persons, in which the amount involved exceeds $120,000 and that are material to us, other than the compensation arrangements we describe in Item 11. “Executive Compensation”
Transactions with Entities Affiliated with BioNTech
On February 6, 2024, we, through our wholly owned subsidiaries, Autolus Limited and Autolus Holdings (UK) Limited entered into a License and Option Agreement (the “License Agreement”) with BioNTech SE (“BioNTech”) pursuant to which we granted to BioNTech an exclusive, worldwide, sublicensable license (the “License”) to certain binders and to exploit products that express in vivo such binders (collectively, the “Binder Licensed Products”).
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
Under the terms of the License Agreement, we have agreed to grant BioNTech the following time-limited Options:
•an option to obtain exclusive rights to co-fund development costs of our development-stage programs AUTO1/22 and AUTO6NG, in return for agreed upon economic terms, including an option exercise fee, milestone payments and a profit-sharing arrangement for each such product candidate, with additional options to co-promote or co-commercialize such product candidate. The product option for AUTO1/22 was not exercised and has expired as of February 8, 2025;
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
Obe-cel Product Revenue Interest
Under the License Agreement, BioNTech has also agreed to financially support the expansion of the clinical development program and planned commercialization of obe-cel. In exchange for our grant of rights to future revenues from the sales of obe-cel products, BioNTech made an upfront payment to us of $40 million. We will pay BioNTech a low single-digit percentage of annual net sales of obe-cel products, which may be increased up to a mid-single digit percentage in exchange for milestone payments of up to $100 million in the aggregate on achievement of certain regulatory events for specific new indications upon BioNTech's election.
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

2024 Underwritten Offering
In connection with our February 2024 underwritten offering, certain of our related parties purchased our ADSs from the underwriters at the public offering price of $6.00 per ADSs, and on the same terms as other investors in registered direct offering. The following table summarizes purchases of ADS by our related parties:

Related party	ADSs purchased	Total purchase price (in millions)
Fidelity Management & Research Company, LLC (1)	5,808,333	$34.9
Deep Track Capital, LP (2)	3,750,000	$30.0
(1) Fidelity Management & Research Company, LLC was a holder of more than 5% of our share capital as of December 31, 2024.
(2) Deep Track Capital, LP was a holder of more than 5% of our share capital as of December 31, 2024.
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
Item 14. Principal Accountant Fees and Services
Ernst & Young LLP has served as our independent registered public accounting firm since September 2017 and has audited our consolidated financial statements for the years ended December 31, 2024 and 2023.
The following table shows the aggregate fees for services rendered by Ernst & Young LLP to us and our subsidiaries for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Audit fees	$1,750	$1,146
Audit-related fees	336	81
Total	$2,086	$1,227
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
Audit Committee Pre-Approval Policies and Procedures
Our audit committee reviews and pre-approves the scope and the cost of audit services related to us and permissible non-audit services performed by the independent auditors, other than those for de minimis services which are approved by the audit committee prior to the completion of the audit. All of the services related to us provided by Ernst & Young LLP during the year ended December 31, 2024 were pre-approved by the audit committee.

PART IV
Item 15. Exhibit and Financial Statement Schedule
1. Financial Statements
See the financial statements beginning on page F-1 of this Annual Report.
2. Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.
3. Exhibit Index

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT	INCORPORATED BY REFERENCE
		SCHEDULE/ FORM	FILE NUMBER	EXHIBIT	FILE DATE
3.1	Articles of Association of Autolus Therapeutics plc.	Form F-1/A	333-224720	3.1	6/19/18
4.1	Deposit Agreement by and among the registrant, Citibank, N.A., as the Depositary bank and the holders and beneficial owners of ADSs issued thereunder.	Form F-1/A	333-224720	4.1	6/19/18
4.2	Form of American Depositary Receipt (included in exhibit 4.1).	Form F-1/A	333-224720	4.2	6/19/18
4.3	Description of Securities	Form 20-F	001-38547	2.4	3/3/20
4.4	Warrant issued to BXLS V – Autobahn L.P. dated November 6, 2021.	Form 6-K	001-38547	99.3	11/8/21
10.1†#	Supply Agreement, dated as of March 23, 2018, by and between the registrant and Miltenyi Biotec GmbH.	Form F-1/A	333-224720	10.2	6/8/18
10.2†#	Autolus Therapeutics plc 2018 Equity Incentive Plan.	Form F-1/A	333-224720	10.3	6/19/18
10.3+	Non-employee Sub Plan to the Autolus Therapeutics plc 2018 Equity Incentive Plan.	Form F-1/A	333-224720	10.4	6/19/18
10.4+	Form of Deed of Indemnity between the registrant and each of its members of senior management and directors.	Form F-1/A	333-224720	10.6	6/8/18
10.5†#	License Agreement, dated as of September 25, 2014 by and between the registrant and UCL Business Ltd., as amended on March 2, 2016, March 28, 2018.	Form F-1/A	333-224720	10.1	6/8/18
10.6†#	Amendment to License Agreement, dated as of September 25, 2014 by and between the registrant and UCL Business Ltd., dated as of October 15, 2020.	Form 20-F	001-38547	4.7	3/4/21
10.7	Autolus Therapeutics plc, Registration Rights Agreement, dated as June 26, 2018	Form 20-F	001-38547	2.3	11/23/18
10.8	Collaboration and Financing Agreement, dated as of November 6, 2021, between Autolus Limited and BXLS V — Autobahn L.P.	Form 20-F	001-38547	4.7	3/10/22
10.9	Securities Purchase Agreement by and between the Registrant and BXLS V – Autobahn L.P. dated November 6, 2021.	Form 6-K	001-38547	99.1	11/8/21
10.10	Registration Rights Agreement by and between the Registrant and BXLS V – Autobahn L.P. dated November 6, 2021.	Form 6-K	001-38547	99.2	11/8/21
10.11†#	License and Option Agreement between the registrant and BioNTech SE, dated February 6, 2024.	Form 10-K	001-38547	10.12	3/21/24

10.12	Securities Purchase Agreement between the registrant and BioNTech SE, dated February 6, 2024.	Form 8-K	001-38547	10.1	2/8/24
10.13	Registration Rights Agreement between the registrant and BioNTech SE, dated February 6, 2024.	Form 8-K	001-38547	10.2	2/8/24
10.14	Letter Agreement between the registrant and BioNTech SE, dated February 6, 2024.	Form 8-K	001-38547	10.3	2/8/24
10.15†	Lease Agreement, dated September 19, 2023, between Forge Life Sciences Nominee I Limited and Forge Life Sciences Nominee 2 Limited, Autolus Limited and Autolus Therapeutics plc relating to The Nucleus Marshgate, Stevenage.	Form 10-Q	001-38547	10.1	11/9/23
10.16†	Amendment 2 to Supply Agreement, dated as of September 27, 2023, by and between Autolus Limited and Miltenyi Biotec B.V. & Co. KG.	Form 10-Q	001-38547	10.2	11/9/23
10.17†#	Capital Contribution Deed, dated September 10, 2024, between Forge Life Sciences Nominee I Limited and Forge Life Sciences Nominee 2 Limited, Autolus Limited and Autolus Therapeutics plc relating to The Nucleus Marshgate, Stevenage.	Form 10-Q	001-38547	10.1	11/12/24
10.18†#	Deed of Variation, dated September 10, 2024, between Forge Life Sciences Nominee I Limited and Forge Life Sciences Nominee 2 Limited, Autolus Limited and Autolus Therapeutics plc relating to The Nucleus Marshgate, Stevenage.	Form 10-Q	001-38547	10.2	11/12/24
10.19†#	License for Alterations, dated September 10, 2024, between Forge Life Sciences Nominee I Limited and Forge Life Sciences Nominee 2 Limited, Autolus Limited and Autolus Therapeutics plc relating to The Nucleus Marshgate, Stevenage.	Form 10-Q	001-38547	10.3	11/12/24
10.20*+	Amended Management Incentive Compensation Plan
10.21*	Exclusive Distribution Agreement, effective as of April 25, 2024, by and between Cardinal Health 105, Inc. and Autolus Inc.
19.1*	Amended and Restated Insider Trading and Window Period Policy
21.1*	Subsidiaries of the registrant.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1	Form 10-K	001-38547	10.12	3/21/24
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AUTOLUS THERAPEUTICS PLC

Date: March 20, 2025	By:	/s/ Christian Itin, Ph.D.
Christian Itin, Ph.D.
Chief Executive Officer
POWER OF ATTORNEY
We, the undersigned officers and directors of Autolus Therapeutics plc, hereby severally constitute and appoint Christian Itin and Robert Dolski our true and lawful attorneys with full power to any of them, and to each of them singly, to sign for us and in our names in the capacities indicated below to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian Itin, Ph.D.	Chief Executive Officer and Director	March 20, 2025
Christian Itin, Ph.D.	(Principal Executive Officer)

/s/ Robert Dolski	Chief Financial Officer	March 20, 2025
Robert Dolski	(Principal Financial Officer)

/s/ Andrew Mercieca	Vice President, Finance	March 20, 2025
Andrew Mercieca	(Principal Accounting Officer)

/s/ Michael Bonney	Chairman of the Board of Directors	March 20, 2025
Michael Bonney

/s/ Joseph Anderson, Ph.D.	Director	March 20, 2025
Joseph Anderson, Ph.D.

/s/ Robert Azelby	Director	March 20, 2025
Robert Azelby

/s/ Linda Bain	Director	March 20, 2025
Linda Bain

/s/ John Berriman	Director	March 20, 2025
John Berriman

/s/ Cynthia Butitta	Director	March 20, 2025
Cynthia Butitta

/s/ Robert Iannone, M.D., M.S.C.E.	Director	March 20, 2025
Robert Iannone, M.D., M.S.C.E

/s/ Elisabeth Leiderman, M.D.	Director	March 20, 2025
Elisabeth Leiderman, M.D.

/s/ Martin Murphy, Ph.D.	Director	March 20, 2025
Martin Murphy, Ph.D.

/s/ Ravi Rao, M.D.	Director	March 20, 2025
Ravi Rao

/s/ William Young, Ph.D.	Director	March 20, 2025
William Young, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autolus Therapeutics plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Autolus Therapeutics plc (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Liabilities related to future royalties and milestones, net (the “Liabilities”)

Description of the matter
As explained in note 12 to the consolidated financial statements, the Company entered into a collaboration agreement with BXLS V- Autobahn L.P (“Blackstone”) in 2021 for the development of certain CAR T therapy products for which the Company received an upfront payment and subsequently certain milestone payments which were initially recognized as a liability. In 2024, the Company entered into a similar arrangement with BioNTech SE (“BioNTech”), as detailed in note 1 to the consolidated financial statements. As disclosed in note 2 to the consolidated financial statements, the Liabilities are remeasured when significant assumptions associated with the underlying cashflows change. These assumptions include significant unobservable inputs, such as the probability of success of the clinical trial and regulatory approval (“POS”), patient volumes, and the estimated selling prices of products in different territories.

Auditing the Company's measurement of the Liabilities was especially challenging, because the measurement involves significant management judgements about future events, which are inherently uncertain. In particular, the measurement of the Liabilities was sensitive to the Company’s estimates of POS, patient volumes, and pricing of the products on which royalties will be paid.

How we addressed the matter
To test the measurement of the Liabilities, our audit procedures included among others, meeting with management to understand the basis for changes in the POS, patient volumes, and forecast selling prices. We evaluated the POS assumption, with the assistance of our life sciences specialist, by assessing industry benchmarks for similar products and analysts’ reports. We evaluated management’s patient volume model, including assessing inputs to the model and the reasonableness of the outputs, with the assistance of our life sciences specialists, by performing procedures such as examining published data from third party sources, reperforming calculations and conducting sensitivity analyses. We evaluated management’s selling price assumptions, by comparing them to competitor prices from publicly available information. With the assistance of our financial modeling specialists, we evaluated the underlying financial model by performing recalculations and sensitivity analyses on significant assumptions and comparing them to those used by management.

BioNTech Transaction

Description of the matter
On February 6, 2024, the Company entered into a transaction with BioNTech (“the Transaction”) as detailed in note 1 to the Company’s consolidated financial statements. The Transaction included the recording of a liability related to a revenue sharing arrangement, the sale of an intellectual property license and the issuance of new ordinary shares.

Auditing the Transaction involved complex auditor judgment, since there was significant judgment and subjectivity in management’s accounting assessment, particularly in determining the separate components to account for and the allocation of the Transaction’s proceeds between the components.

How we addressed the matter
To audit the accounting for the Transaction, we read the various Transaction agreements, while considering relevant accounting literature, to evaluate whether management's accounting position considered the relevant facts and terms included in the agreements, including management’s determination of the detachability of the various components and embedded features and whether they should be accounted for separately. To assess the value assigned to the liability related to the revenue sharing arrangement, we used our valuation specialists to compare the effective interest rate determined by management against publicly available information for comparable arrangements. For the license revenue recognized from the sale of the intellectual property license, we assessed the allocated value by considering whether there were any material rights associated with other options granted as part of the transaction and by comparing their exercise prices to similar options sold separately by the Company. For the issuance of ordinary shares we recalculated the amount allocated using publicly available per share values on the date the transaction was announced.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Reading, United Kingdom

March 20, 2025

AUTOLUS THERAPEUTICS PLC
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

		December 31,
	Note	2024	2023
Assets
Current assets:
Cash and cash equivalents		$227,380	$239,566
Marketable securities - Available-for-sale debt securities	6	360,643	—
Restricted cash		1,425	769
Inventories, net	7	4,138	—
Prepaid expenses and other current assets	8	67,343	34,967
Total current assets		660,929	275,302
Non-current assets:
Property and equipment, net	9	49,553	34,862
Intangible assets, net	10	12,373	—
Prepaid expenses and other non-current assets		170	380
Operating lease right-of-use assets, net	19	55,498	60,791
Long-term deposits		963	983
Deferred tax asset	18	3,239	3,063
Total assets		$782,725	$375,381
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		1,969	103
Accrued expenses and other liabilities	11	52,276	39,581
Operating lease liabilities, current	19	2,998	5,053
Liabilities related to future royalties and milestones, net - current	12	3,500	—
Total current liabilities		60,743	44,737
Non-current liabilities:
Operating lease liabilities, non-current	19	49,631	47,914
Liabilities related to future royalties and milestones, net - non-current	12	244,600	170,899
Other long-term payables		426	357
Total liabilities		355,400	263,907

Commitments and contingencies	20

Shareholders' equity:
Ordinary shares, $0.000042 par value; 490,909,783 shares authorized at December 31, 2024 and 290,909,783 as of December 31, 2023; 266,121,689 and 174,101,361 shares issued at December 31, 2024 and 2023, respectively; 266,125,337 and 174,158,985 shares outstanding at December 31, 2024 and 2023, respectively	14	12	8
Deferred shares, £0.00001 par value; 34,425 shares authorized, issued and outstanding at December 31, 2024 and 2023	14	—	—
Deferred B shares, £0.00099 par value; 88,893,548 shares authorized, issued and outstanding at December 31, 2024 and 2023	14	118	118
Deferred C shares, £0.000008 par value; 1 share authorized, issued and outstanding at December 31, 2024 and 2023	14	—	—
Additional paid-in capital		1,555,593	1,018,902
Accumulated other comprehensive loss		(29,174)	(28,992)
Accumulated deficit		(1,099,224)	(878,562)
Total shareholders' equity		427,325	111,474
Total liabilities and shareholders' equity		$782,725	$375,381
The accompanying notes are an integral part of these consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

		December 31,
	Note	2024	2023
Revenue:	3
Product revenue, net		$—	$—
License revenue		10,120	1,698
Total revenue, net		10,120	1,698
Cost and operating expenses:
Cost of sales		(11,387)	—
Research and development expenses, net		(138,436)	(130,481)
Selling, general and administrative expenses		(101,086)	(46,745)
Loss on disposal of property and equipment		(223)	(3,791)
Impairment of operating lease right-of-use assets and related property and equipment		(414)	(382)
Loss from operations		(241,426)	(179,701)
Other income, net		220	222
Foreign exchange (losses) gains, net		(989)	2,639
Interest income		32,355	13,505
Interest expense, net	4	(9,294)	(45,067)
Total other income (expenses), net		22,292	(28,701)
Net loss before income tax		(219,134)	(208,402)
Income tax (expense) benefit	18	(1,528)	19
Net loss		(220,662)	(208,383)
Other comprehensive income (loss), net of tax:
Foreign currency exchange translation adjustment		135	9,906
Unrealized holding losses on available-for-sale debt securities, net of tax of $0 and $0		(317)	—
Total other comprehensive income (loss), net of tax		(182)	9,906
Total comprehensive loss		$(220,844)	$(198,477)

Basic and diluted net loss per ordinary share	16	$(0.86)	$(1.20)
Weighted-average basic and diluted ordinary shares	16	255,161,038	173,941,926

The accompanying notes are an integral part of these consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share amounts)

	Ordinary shares		Deferred Shares		Deferred B shares		Deferred C Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2022	173,074,510	$8	34,425	$—	88,893,548	$118	1	$—	$1,007,625	$(38,898)	$(670,179)	$298,674
Share-based compensation expense	—	—	—	—	—	—	—	—	11,250	—	—	11,250
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	1,006,382	—	—	—	—	—	—	—	—	—	—	—
Reversal of restricted share forfeited	10,362	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	10,107	—	—	—	—	—	—	—	27	—	—	27
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	—	—	9,906	—	9,906
Net loss	—	—	—	—	—	—	—	—	—	—	(208,383)	(208,383)
Balance at Balance at December 31, 2023	174,101,361	$8	34,425	$—	88,893,548	$118	1	$—	$1,018,902	$(28,992)	$(878,562)	$111,474
Issuance of ordinary shares, net of issuance costs of $29,360	91,666,669	4	—	—	—	—	—	—	520,613	—	—	520,617
Share-based compensation expense	—	—	—	—	—	—	—	—	15,475	—	—	15,475
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	136,824	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	216,835	—	—	—	—	—	—	—	603	—	—	603
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	—	—	—	—	—	—	(220,662)	(220,662)
Balance at December 31, 2024	266,121,689	$12	34,425	$—	88,893,548	$118	1	$—	$1,555,593	$(29,174)	$(1,099,224)	$427,325
The accompanying notes are an integral part of these consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Consolidated Statements of Cash Flows
(In thousands)

	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(220,662)	$(208,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	7,554	6,565
Amortization of intangible assets	162	—
Loss on disposal of property and equipment	223	3,791
Share-based compensation net of amounts capitalized	15,472	11,204
Interest expense accrued on liabilities related to future royalties and milestones, net	8,867	44,999
Accretion of available-for-sale securities	(1,251)	—
Foreign exchange differences	1,898	(7,604)
Non-cash operating lease expense	4,716	4,058
Loss on termination of operating lease	176	95
Impairment of operating lease right-of-use assets and related property and equipment	414	382
Deferred income tax	(185)	(986)
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(33,524)	10,695
Decrease in prepaid expenses and other non-current assets	938	1,726
Increase in inventories, net	(4,229)	—
Decrease in long-term deposits	5	937
Increase (decrease) in accounts payable	1,590	(509)
Increase in accrued expenses and other liabilities	11,934	998
Decrease in operating lease liability	(369)	(13,555)
Net cash used in operating activities	(206,271)	(145,587)
Cash flows from investing activities:
Acquisition of property and equipment	(22,075)	(10,986)
Acquisition of intangibles assets	(12,744)	—
Investment in marketable securities: available-for-sale debt securities	(359,733)	—
Net cash used in investing activities	(394,552)	(10,986)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	549,977	—
Proceeds from exercise of share options	602	27
Proceeds from liabilities related to future royalties and milestones, net	70,000	—
Payments of equity issuance costs	(29,360)	(910)
Payments of issuance costs related to the liabilities related to future royalties and milestones, net	(1,665)	—
Net cash provided by (used in) financing activities	589,554	(883)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(261)	15,030
Net decrease in cash, cash equivalents and restricted cash	(11,530)	(142,426)
Cash, cash equivalents and restricted cash, beginning of period	240,335	382,761
Cash, cash equivalents and restricted cash, end of period	$228,805	$240,335

AUTOLUS THERAPEUTICS PLC
Consolidated Statements of Cash Flows
(In thousands)

	December 31,
	2024	2023
Supplemental cash flow information
Cash paid for income taxes	$(2,391)	$(551)
Unrealized gains on marketable securities: available-for-sale debt securities	$1,251	$—

Supplemental non-cash flow information
Property and equipment purchases included in accounts payable or accrued expenses	$1,793	$433
Leased assets terminated and obtained in exchange for operating lease liabilities, net	$(975)	$3
Leased assets obtained in exchange for operating lease liabilities	$1,694	$41,148
Capitalized share-based compensation, net of forfeitures	$3	$46
Capitalized implementation costs included in accrued expenses	$816	$564
Issuance costs included in accounts payable and accrued expenses	$—	$272

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$227,380	$239,566
Restricted cash	$1,425	$769
Total cash, cash equivalents and restricted cash	$228,805	$240,335

The accompanying notes are an integral part of these consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements

Note 1. Nature of the Business
Autolus Therapeutics plc (with its subsidiaries, collectively, “Autolus” or the “Company”) is an early commercial-stage biopharmaceutical company developing next-generation programmed T cell therapies for the treatment of cancer and autoimmune diseases. Using its broad suite of proprietary and modular T cell programming technologies, the Company is engineering precisely targeted, controlled and highly active T cell therapies that are designed to better recognize target cells, break down their defense mechanisms and attack and kill these cells. The Company believes its programmed T cell therapies have the potential to be best-in-class and to offer patients substantial benefits over the existing standard of care, including the potential for cure in some patients. On November 8, 2024 Autolus was notified by the U.S. Food and Drug Administration (the “FDA”) that its biologics license application (“BLA”) was approved, allowing for the marketing of AUCATZYL (obecabtagene autoleucel, also known as obe-cel) in the US for the treatment of adult patients (18 years and older) with r/r B-ALL. Obe-cel is under regulatory review in both the European Union (the “EU”) and the United Kingdom (the “U.K.”) for the treatment of r/r B-ALL, with marketing authorization submissions accepted by the European Medicines Agency (“EMA”) in April 2024, and the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) in August 2024. The Company expects to receive notification of approval status from these authorities in the second half of 2025. The commercial launch and first sale of AUCAZTYL in the US occurred in January 2025.
Autolus Therapeutics plc is registered in England and Wales. Its registered office is The MediaWorks, 191 Wood Lane, London, W12 7FP, United Kingdom.
The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. The Company’s product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. Although AUCATZYL has been granted marketing approval in the US by the FDA, the Company will continue to incur significant additional costs to commercialize it. These efforts will require significant amounts of capital, as well as additional personnel, infrastructure, and compliance capabilities. Even if the Company’s product development efforts for obe-cel and its other product candidates are successful, it is uncertain when, if ever, the Company will become profitable.
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

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
◦an option to obtain exclusive rights to co-fund development costs of the Company’s development-stage programs AUTO1/22 and AUTO6NG (“Product Options”), in return for agreed upon economic terms, including an option exercise fee, milestone payments and a profit-sharing arrangement for each such product candidate, with additional options to co-promote or co-commercialize each such product candidate. The product option for AUTO1/22 was not exercised and has expired as of February 8, 2025;
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

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
Obe-cel Product Revenue Interest
Under the License Agreement, BioNTech has also agreed to financially support the expansion of the clinical development program and planned commercialization of obe-cel (through a revenue sharing arrangement). In exchange for the grant of rights to future revenues from the sales of obe-cel products, BioNTech made an upfront payment to us of $40.0 million. The Company will pay BioNTech a low single-digit percentage of annual net sales of obe-cel products, including revenues from sales of AUCATZYL, which may be increased up to a mid-single digit percentage in exchange for milestone payments of up to $100.0 million in the aggregate on achievement of certain regulatory events for specific new indications upon BioNTech's election. The Company expects to make initial payments of the revenue interest to BioNTech in 2025.
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
The Subsequent ADSs are classified as a forward instrument contingent on the MCSA being executed. As of December 31, 2024, the MCSA had not been entered into. The forward instrument has an inconsequential market value as the exercise price approximates the Company’s stock price on the last trading day prior to the signing date of the MCSA. Consequently, the initial proceeds arising from the purchase of Initial ADSs pursuant to the BioNTech Securities Purchase Agreement will not be separately allocated to this freestanding financial instrument at inception of the BioNTech Agreements. Furthermore, as the MCSA has yet to be entered into no consideration will be allocated to this freestanding financial instrument at inception of the BioNTech Agreements.
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

The four units of accounting were recorded at fair value upon initial recognition and will not be subsequently measured at fair value. The Company allocated the total gross proceeds arising from the BioNTech Securities Purchase Agreement (i.e., the Initial ADSs representing ordinary shares), and the BioNTech License and Option Agreement among the four units of accounting on a relative fair value basis at the time of the transaction as follows:

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
Going concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date the consolidated financial statements are issued.
The Company has incurred losses of $220.7 million and $208.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had an accumulated deficit of $1,099.2 million. The Company has funded its operations to date primarily with proceeds from the sale of its equity securities, including ADSs, licensing and collaboration arrangements and strategic financing. As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support its cost structure. Even if the Company's planned regulatory submissions for its products are approved, and the Company is successful in its commercialization efforts, additional funding will be needed before the Company is expected to reach cash breakeven.
Use of estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, share-based compensation including assessing the probability of meeting performance conditions, income taxes, initial fair value of warrants, and present value of liabilities related to future royalties and milestones, net including the related interest expense and cumulative catch-up adjustment, lease term of the Company’s manufacturing facility (“The Nucleus”), incremental borrowing rates related to the Company’s leased properties and allocation of transaction price using the relative standalone selling price. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Segment Information
The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer and Executive Team members, manages the Company’s operations on an integrated basis for the purpose of appropriately allocating resources. When evaluating the Company’s financial performance, the CODM reviews total revenue, total expenses and expenses by function and makes decisions using this information on a global basis. The Company and the CODM view the Company’s operations and manage its business as a single operating and reportable segment, which is the business of developing and commercializing CAR T therapies.
Foreign Currency Translation
The reporting currency of the Company is in U.S. dollars. The Company has determined that its functional currency of the ultimate parent company, Autolus Therapeutics plc, is British Pound Sterling. The functional currency of each subsidiary’s operations is the applicable local currency. Monetary assets and liabilities denominated in currencies other than the Company’s functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Translation adjustments are not included in determining net income (loss) but are included in foreign currency translation to other comprehensive loss, a component of shareholders’ equity.
The Company recorded a foreign exchange loss of $1.0 million and a foreign exchange gain of $2.6 million for the years ended December 31, 2024 and 2023, respectively, which are included in foreign exchange (losses) gains in the consolidated statements of operations and comprehensive loss.
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
The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities approximate their fair value because of the short-term nature of these instruments.
Cash and cash equivalents
The Company considers all highly liquid investments with a maturity at acquisition date of three months or less to be cash equivalents. Cash and cash equivalents comprise cash balances, money market funds, commercial paper, U.K. government gilt, debt securities issued by foreign government and US treasury bills. Cash equivalents are primarily accessible on demand and have a weighted average maturity date of less than three months.
Restricted Cash
The Company's restricted cash consists of cash providing security for corporate credit cards, rental deposits relating to the sub-lease of facilities to third parties and cash deposited with a financial institution for the incorporation of the Company's newly incorporated Swiss subsidiary.
Marketable securities: available for sale debt securities
The Company invests excess cash balances in marketable debt securities. The Company classifies investments in marketable debt securities as available-for-sale. Management determines the appropriate classification of its investments in available-for-sale debt securities at the time of purchase and reevaluates such designation as of each reporting date. The Company reports available-for-sale debt securities at fair value at each balance sheet date, and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of shareholders’ equity. Realized gains and losses are determined using the specific-identification method, and are included in other income, net in the consolidated statements of operations and comprehensive loss. Interest income and amortization of premiums and discounts at acquisition are included in Interest income. The Company classifies available-for-sale debt securities as current or non-current based on management’s intentions.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

The Company evaluates securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit- related is recognized in other comprehensive income (loss), net of applicable taxes.
Inventories, net
The Company commences capitalization of inventory once regulatory approval is received. Until this date, the Company expenses all such costs as incurred as research and development expenses. The Company capitalizes material costs, labor and applicable overheads that are incurred in the production of its commercial product. Inventory that can be used for either clinical, research or commercial purposes is classified initially as inventory. Inventory that is subsequently used in clinical trials or research activities is expensed once it has been used for research and development purposes.
On November 8, 2024, the Company received FDA approval for AUCATZYL and commenced capitalization of inventory from this date. There is no pre-launch inventory recognized on the balance sheet as of December 31, 2024.
Inventories are measured at the lower of cost or net realizable value, with cost determined using weighted average method for different components of inventory. The Company reviews the recoverability of inventory at each reporting period to determine any changes to net realizable value arising from excess, slow-moving or obsolete inventory. If net realizable value is lower than cost, the inventory will be written down to net realizable value and an impairment charge will be recognized in cost of sales.
Accounts receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash used by operating activities in the consolidated statements of cash flows. Accounts receivable are recorded within prepaid expenses and other current assets on the balance sheet.
Property and Equipment, net
Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets. As of December 31, 2024 and 2023, the Company’s property and equipment consisted of office equipment, lab equipment, furniture and fittings, and leasehold improvements.
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Intangibles
Milestone payments made to third parties either on or subsequent to regulatory approval are capitalized as an intangible asset and amortized over the remaining useful life of the product. During the year ended December 31, 2024 the Company recognized a license milestone payment $12.5 million as an intangible asset due to the technology having alternative future use in research and development projects at the time of the payment. The minimum annual royalties have been expensed as incurred.
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
In accordance with the guidance in Topic 842, Leases (“ASC 842”), components of a lease should be split into three categories: lease components (e.g., land, building, etc.) and non-lease components (e.g., common area maintenance, consumables, etc.). Many of the Company's leases contain variable non-lease components such as maintenance, taxes, insurance, and similar costs for the spaces it occupies. The Company expenses the variable lease payments in the period in which it incurs the obligation to pay such variable amounts and will be included in variable lease costs in the leases footnote disclosure. Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components.
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

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
Liabilities related to future royalties and milestones, net and related interest expense accrued on liabilities related to future royalties and milestones, net and cumulative catch-up adjustment
The Company accounted for the Blackstone Collaboration Agreement (“Blackstone Collaboration Agreement Liability”) and the BioNTech Obe-cel Product Revenue Interest, (“BioNTech Liability”) as liabilities measured at amortized cost based on an effective interest rate determined at the outset of the arrangement. The Blackstone Collaboration Agreement Liability is measured based on the Company's current estimates of the timing and amount of expected future royalty and milestone payments to be paid and the Blackstone Development Payments expected to be received over the estimated term of the agreement. Similarly, the BioNTech Liability is measured based on the Company's current estimates of the timing and amount of expected future royalty expected to be paid over the estimated term of the agreement. Milestone payments (“BioNTech Milestone Payments”) pursuant to the BioNTech License and Option Agreement are payable upon BioNTech's election, and therefore have not been included in the determination of the effective interest rate or in the measurement of the liability.
The liabilities are amortized using the effective interest rate, resulting in recognition of interest expense over the estimated term of the agreement. Each reporting period the Company assesses the estimated probability, timing and amount of the future expected royalty, milestone payments, over the estimated term. If there are changes to the estimates, the Company recognize the impact to the liability’s amortization schedule and the related interest expense using the catch-up method. The imputed rate of interest on the unamortized portion of the Blackstone Collaboration Agreement Liability was approximately 15.80% as of December 31, 2024 and 2023, respectively. The imputed rate of interest on the unamortized portion of the BioNTech Liability was approximately 28.70% as of February 6, 2024, the execution date of the BioNTech Agreements and December 31, 2024 respectively.
The Company's estimate of the probability, timing and amount of expected future royalties and milestones to be paid by the Company, considers significant unobservable inputs. These inputs include regulatory approval, the estimated patient population, estimated selling price, estimated sales volumes, estimated peak sales and sales ramp, timing of the expected launch and its impact on the royalties as well as the overall probability of success. Additionally, the transaction costs associated with the liability will be amortized to interest expense over the estimated term of the agreements.
The carrying amount of the Blackstone Collaboration Agreement Liability and BioNTech Liability is based on the Company's estimate of the future royalties, milestones to be paid to Blackstone by the Company and the expected Blackstone Development Payment to be received over the life of the arrangement as discounted using the initial effective interest rate. On a quarterly basis, the Company assesses the amount and timing of expected royalty using a combination of internal projections and forecasts from external sources. The excess or deficit of estimated present value of future royalty, milestone payments and the future Blackstone Development Payment received over the carrying amount is recognized as a cumulative catch-up adjustment within interest expense, net using the effective interest rate.
The Company will recognize the relevant portion of royalties or sales milestones due to Blackstone and BioNTech upon the commercialization of AUCATZYL or other products as a decrease to the applicable liabilities, with a corresponding reduction in cash.
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Cost of sales
Cost of sales represents production costs including raw materials, employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in commercial manufacturing functions, external manufacturing costs including outsourced professional expenses services, allocated facilities costs, depreciation and other expenses, and other costs incurred in bringing inventories to their location and condition prior to sale. Cost of sales may also include costs related to excess or obsolete inventory adjustment charges and amortization expense of intangible assets.
Research and Development Costs
Research and development (“R&D”) costs are expensed as incurred. R&D expenses consist of costs incurred in performing R&D activities, including salaries, share-based compensation and benefits, depreciation expense, third-party license fees, external costs of outside vendors engaged to conduct clinical development activities, clinical trials, costs to manufacture clinical trial materials and certain tax credits associated with research and development activities. Upfront and milestone payments to third parties for in-licensed products or technology which has not yet received regulatory approval and which does not have alternative future use in R&D projects or otherwise are expensed as incurred.
U.K. Research and Developments Tax Credits
As a company that carries out extensive R&D activities, the Company benefits from research and development tax credits in the U.K. The Company claims U.K. research and development tax credits under the regimes for small or medium-sized enterprises (“SME R&D tax credit”), and U.K. Research and Development Expenditure Credit (“RDEC”), to the extent that the Company's projects are grant funded.
The U.K. research and development tax credits are fully refundable to the Company and are not dependent on current or future taxable income. As a result, the Company records the entire benefit from the U.K. research and development tax credits as a benefit, which is included in net loss before income tax and accordingly, not reflected as part of the income tax provision. If, in the future, any U.K. research and development tax credits generated are needed to offset a corporate income tax liability in the U.K., that portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded as a reduction of research and development expenses.
Patent Costs
The Company expenses patent prosecution and related legal costs as they are incurred and classifies such costs as general and administrative expenses in the accompanying statements of operations and comprehensive loss.
Interest Income
Interest income arises on the Company's cash and cash equivalents including money market funds, short-term deposits and marketable securities classified as available for sale debt securities.
Share-Based Compensation
The Company recognizes share-based compensation expense for equity awards based on the grant date fair value of the award. The Company recognizes share-based compensation expense for awards granted to employees and non-employees that have a graded vesting schedule based on a service condition only on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (the “graded-vesting attribution method”), based on the estimated grant date fair value for each separately vesting tranche. For equity awards with a graded vesting schedule and a combination of service and performance conditions, the Company recognizes share-based compensation expense using a graded-vesting attribution method over the requisite service period when the achievement of a performance-based milestone is probable, based on the relative satisfaction of the performance condition as of the reporting date. For performance conditions related to regulatory approvals those regulatory approvals are deemed probable when actually achieved. The Company has elected to account for forfeitures of stock options when they occur by reversing share-based compensation expense previously recognized, in the period the award is forfeited, for an award that is forfeited before completion of the requisite service period.
The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 15, “Share-Based Compensation”, for the Company’s assumptions used in connection with share option grants made during the periods covered by these consolidated financial statements.
Assumptions used in the option pricing model include the following:

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

•Expected volatility.
The Company historically lacked company-specific historical and implied volatility information for the Company's ADSs for expected terms greater than 6.08 years. Up to June 30, 2024, the Company used a combination of the historical volatility of the ADSs and also the expected share volatility based on the historical volatility of publicly traded peer companies. From July 1, 2024, the Company used its own historical regarding the volatility of its own traded ADS price.

•Expected term.	The expected term of the Company’s share options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options.
•Risk-free interest rate.	The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods that are approximately equal to the expected term of the award.
•Expected dividend.	Expected dividend yield of zero is based on the fact that the Company has never paid cash dividends on ordinary shares and does not expect to pay any cash dividends in the foreseeable future.
•Fair value of ordinary shares.
The fair market value of the Company’s ADSs underlying the share option is equal to the closing price of the ADSs on the Nasdaq Global Select Market on the date the grant is approved by the Compensation Committee or a delegate of the Compensation Committee.

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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Net Loss per Share
Basic and diluted net loss per ordinary share is determined by dividing net loss by the weighted average number of ordinary shares outstanding during the period. For all periods presented, the outstanding but unvested restricted shares, unvested restricted stock units (“RSU”), share options and warrants have been excluded from the calculation, due to their effects being anti-dilutive in nature. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per share are the same for each period presented. Refer to Note 16, “Net Loss Per Share”.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, restricted cash and marketable securities: available-for-sale debt securities. The Company places cash and cash equivalents and restricted cash with established financial institutions with strong credit ratings. The Company holds significant amounts of cash and cash equivalents that are in excess of federally insured limits in various currencies, placed with one or more financial institutions for varying periods according to expected liquidity requirements. The Company's cash and cash equivalents are held with multiple banks and financial institutions. Management monitors the credit rating of those banks and financial institutions on a regular basis. The Company has no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.
Recently Issued Accounting Pronouncements
In January 2025, the FASB issued ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. FASB clarified that all public business entities should initially adopt the disclosure requirements in the ASU 2024-04 in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve the disclosures about entity’s expenses. The amendments apply to all public business entities. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU 2024-02—Codification Improvements—Amendments to Remove References to the Concepts Statements, that contains amendments to the Codification that remove references to various FASB Concepts Statements. This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. Early application of the amendments in this ASU is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU 2024-01—Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The Company does not expect the adoption of ASU 2024-01 to have a material effect on its financial statements and related disclosures.
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU modified the disclosure and presentation requirements primarily through enhanced disclosures of significant segment expenses and clarified that single reportable segment entities must apply Topic 280 in its entirety. The amendments should be applied retrospectively to all prior periods presented in the financial statement. The Company adopted the guidance in its Annual Report on Form 10-K for the year ended December 31, 2024 and additional disclosures have been included in Note 22.
Note 3. Revenue
Product revenue, net
On November 8, 2024 the Company was notified by the FDA that the Company’s BLA was approved, allowing for the marketing of AUCATZYL in the US for the treatment of adult patients with r/r B-ALL. The Company has not recognized product revenue during the year ended December 31, 2024.
License revenue
License revenue by geographical location for the years ended December 31, 2024 and 2023 comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023
License revenue
United Kingdom	$—	$346
United States	—	1,352
Europe	10,120	—
Total License revenue	$10,120	$1,698
License and Option Agreement with BioNTech
See Note 1 for a description of the BioNTech License and Option Agreement, under which the Company recognized revenue during the year ended December 31, 2024. For further details on the terms and accounting treatment considerations for the BioNTech Agreement, refer to following notes to these consolidated financial statements:
•Note 1, “Nature of the Business”
•Note 2, “Summary of Significant Accounting Policies”
•Note 12, “Liabilities Related to Future Royalties and Milestones, Net”
•Note 14, “Shareholders’ Equity”
•Note 20, “Commitments and Contingencies”
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
The Company further determined the consideration received included in the transaction price at contract inception, is to be allocated to the one combined performance obligation. The Company determined that the performance obligation was recognized at a point-in-time, upon the delivery of the transfer of know-how and Binder License to BioNTech. The Company recognized total license revenue of $10.1 million (net of foreign exchange differences), related to the BioNTech License and Option Agreement during the year ended December 31, 2024.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

The Company is eligible to receive milestone payments of up to $32.0 million in the aggregate upon the achievement of specified clinical development and regulatory milestones for each Binder Licensed Product that achieves such milestones. The Company is also eligible to receive a low single-digit royalty on net sales of Binder Licensed Products, subject to customary reductions, which are subject to specified limits. The royalty will be increased if BioNTech, its affiliates or sublicensees commercialize a Binder Licensed Product in an indication and country in which the Company or its affiliates or licensees also commercializes a product containing the same binders. Under the BioNTech License and Option Agreement, BioNTech is solely responsible for, and has sole decision-making authority with respect to, at its own expense, the exploitation of Binder Licensed Products. Milestone payments and royalty payments are regarded as variable consideration and will be evaluated under the most likely amount method. Milestone payments and royalty payments were not included in the transaction price, as these amounts were fully constrained as of December 31, 2024.
Technology Options
The Company applied ASC 606, considering particularly the accounting guidance related to any options granted to customers to purchase additional goods or services at a future date as this could provide a material right to the customer. A material right is a promise embedded in a current contract that should be accounted for as a separate performance obligation. The Company determined the Technology Options were not offered at a significant and incremental discount. Accordingly, the Technology Options granted to BioNTech do not represent a material right and, therefore, were not a performance obligation at the outset of the arrangement. The Technology Option exercise fee equates to the standalone selling price of the technologies underlying each option and consequently, the transaction price of $10.0 million was not allocated to the Technology Options’ performance obligation. No Technology Options were exercised during the year ended December 31, 2024.
Product Options
As the Product Options are precluded from being accounted for under ASC 815 due to the scope exception, management considered the terms of the Product Options and concluded that they should be accounted for as a gain contingency under the scope of ASC 450 - Contingencies (“ASC 450”). The Product Options, unlike the Technology Options, are 1) still subject to negotiation as to the specific activities to be performed by each party, which will be determined and agreed before the Product Options can be exercised, and 2) have not been exercised upon signature of the BioNTech License and Option Agreement. As a result, Product Options are not accounted for under to ASC 606, and no recognition is required under ASC 450, until the Product Options are exercised. No Product Options were exercised during the year ended December 31, 2024.
Research, Option and License Agreement with Cabaletta
On January 9, 2023, the Company entered into an Option and License Agreement (the “Cabaletta Agreement”) with Cabaletta Bio Inc. (“Cabaletta”), pursuant to which the Company granted to Cabaletta a non-exclusive license to research, develop, manufacture, have manufactured, use, and commercialize products incorporating the Company's safety switch technology (the “RQR8 technology”). Upon the execution of the Cabaletta Agreement, the Company made available the RQR8 licensed know-how to Cabaletta for a non-refundable license fee of $1.2 million. The Company has no further material performance obligations related to the Cabaletta Agreement.
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
The Company further determined that the license fee payable constituted the entirety of the consideration included in the transaction price at contract inception, which was allocated to the one performance obligation. The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation. The Company determined that the performance obligation was recognized at a point-in-time, upon the delivery of the transfer of know-how and research license to Cabaletta. The Company recognized total license revenue of $1.2 million related to the Cabaletta Agreement for the year ended December 31, 2023. No license revenue was recognized related to the Cabaletta Agreement for the year ended December 31, 2024.

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
The future milestones, which represent variable consideration, will be evaluated under the most likely amount method, and were not included in the transaction price, as these amounts were fully constrained as of December 31, 2024. For the year ended December 31, 2024 and 2023, the Company has not recognized any variable consideration with regards to the development milestones and sales-based milestones with its customers as they are deemed not probable.
For the years ended December 31, 2024 and 2023, the Company has not recognized any royalty revenue from the license agreements that were executed in the current and prior periods.
Note 4. Interest Expense, Net
Interest expense, net consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Interest expense accrued on liabilities related to future royalties and milestones, net (refer to Note 12)	$39,510	$19,892
Cumulative catch-up adjustment arising from the liabilities related to future royalties and milestones, net (refer to Note 12)	(30,644)	25,107
Other interest expense	428	68
	$9,294	$45,067
Note 5. Fair value measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2024
	Aggregate estimated fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$113,447	$113,447	$—	$—
Commercial paper	14,301	—	14,301	—
Debt Securities issued by Foreign Government	54,897	—	54,897	—
U.K. Government Gilts	29,358	—	29,358	—
US Treasury Bills	7,989	7,989	—	—
	$219,992	$121,436	$98,556	$—

Assets classified as marketable securities: available-for-sale debt securities
Commercial paper	$21,141	$—	$21,141	$—
Corporate debt securities	151,124	—	151,124	—
Debt Securities issued by Foreign Government	72,012	—	72,012	—
U.K. Government Gilts	69,295	—	69,295	—
US Treasury Bills	47,071	47,071	—	—
	$360,643	$47,071	$313,572	$—
	$580,635	$168,507	$412,128	$—

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

	December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$184,635	$184,635	$—	$—
	$184,635	$184,635	$—	$—
The Company estimates the fair value of available-for-sale debt securities using actual trade and indicative prices sourced from third-party providers on a daily basis to estimate the fair value. If observed market prices are not available (for example securities with short maturities and infrequent secondary market trades), the securities are priced using a valuation model maximizing observable inputs, including market interest rates.
As of December 31, 2024 and 2023, the Company did not have non-financial assets measured at fair value on a recurring basis. During the years ended December 31, 2024 and 2023, there were no transfers between levels.
Note 6. Marketable Securities: Available-For-Sale Debt Securities
As of December 31, 2024, the Company has the following investments in available-for-sale debt securities, which are categorized as marketable securities: available-for-sale debt securities on the balance sheet depending on their maturity at acquisition (in thousands):

	December 31, 2024
	Remaining contractual maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value

Marketable securities: available-for-sale debt securities:
Commercial paper	within 1 year	$21,145	$3	$(7)	$21,141
Corporate debt securities	within 1 year	91,853	5	(70)	91,788
Debt Securities issued by Foreign Government	within 1 year	72,056	—	(44)	72,012
U.K. Government Gilts	within 1 year	69,320	—	(25)	69,295
US Treasury Bills	within 1 year	29,663	12	—	29,675
Corporate debt securities	1 to 5 years	59,530	—	(194)	59,336
US Treasury Bills	1 to 5 years	17,393	7	(4)	17,396
Total		$360,960	$27	$(344)	$360,643
There were no available-for-sale debt securities as of December 31, 2023.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

The number of securities held by the Company and aggregate fair value (in thousands) and in an unrealized loss position as of December 31, 2024 are as follows (in thousands):

	December 31, 2024
	Number of securities held	Gross unrealized losses	Fair market value of investments in an unrealized loss position
Marketable securities: available-for-sale debt securities in a continuous loss position for less than 12 months:
Commercial paper	3	$(6)	$8,944
Corporate debt securities	41	(264)	133,078
Debt Securities issued by Foreign Government	5	(45)	72,012
U.K. Government Gilts	3	(25)	69,295
US Treasury Bills	4	(4)	9,905
Total	63	$(355)	$356,957

The aggregated net unrealized loss on available-for-sale debt securities in the amount of $0.3 million has been recognized in accumulated other comprehensive loss in the Company's consolidated balance sheet as of December 31, 2024.
At December 31, 2024, the Company held 63 marketable securities: available-for-sale debt securities out of its total investment portfolio that were in a continuous unrealized loss position. As of December 31, 2024, no allowance for expected credit losses has been recognized in relation to securities in an unrealized loss position. The related unrealized losses are not severe, have been for a short duration and are due to normal market, exchange rate fluctuations and all securities have an investment-grade credit rating. The Company neither intend to sell these investments nor conclude that the Company are more-likely-than-not that it will have to sell them before recovery of their carrying values. The Company also believe that it will be able to collect both principal and interest amounts due to the Company at maturity.
There were no amounts reclassified out of other comprehensive income (loss), net of tax during the year ended December 31, 2024.
Note 7. Inventories, Net
Inventories consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$1,956	$—
Work in progress	16	—
Finished goods	140	—
Consumables	2,026	—
Total inventories, net	$4,138	$—
There were no inventory write-downs recorded for the year ended December 31, 2024.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Note 8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Research and development claims receivable	$38,242	$19,209
Prepayments	15,212	8,638
VAT receivable	5,996	2,771
Accrued interest income	2,566	999
Deferred cost	2,320	1,787
Other assets	1,571	—
Lease and lease deposit receivable	930	938
Other receivable	491	516
Accounts receivable	15	109
Total prepaid expenses and other current assets	$67,343	$34,967
Note 9. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Lab equipment	$41,728	$32,232
Office equipment	6,330	3,777
Furniture and fittings	2,359	2,360
Leasehold improvements	14,116	12,728
Assets under construction	19,638	12,539
Less: accumulated depreciation	(34,618)	(28,774)
Total property and equipment, net	$49,553	$34,862
Depreciation expense recorded for the years ended December 31, 2024 and 2023 was $7.6 million and $6.6 million, respectively.
Note 10. Intangible Assets, Net
The following table summarizes the carrying amount of the Company's intangible assets, net of accumulated amortization (in thousands):

	December 31,
	2024	2023
Licensed IP rights	$12,535	$—
Less: accumulated amortization	(162)	—
Total intangibles assets, net	$12,373	$—
Amortization expense was $0.2 million and nil for the year ended December 31, 2024 and 2023, respectively. The estimated aggregate amortization expense expected to be recorded in respect of this asset for each of the five years ended 2029 is $1.1 million annually.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Note 11. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Compensation and benefits	$19,681	$14,757
Research and development costs	13,372	19,825
Professional fees	9,075	4,466
Other accrued expenditure	6,075	—
VAT payable	3,594	—
Other liabilities	479	533
Total accrued expenses and other liabilities	$52,276	$39,581
Research and development costs have decreased primarily due to a reduction in clinical trials related costs relating to the Company's product candidate obe-cel.
Note 12. Liabilities Related to Future Royalties and Milestones, Net
The following table summarizes the carrying amount of the Company's liabilities related to future royalties and milestones, net (in thousands):

Amount in thousands
Balance at December 31, 2022	$125,900
Interest expense accrued on liabilities related to future royalties and milestones, net	19,892
Cumulative catch-up adjustment	25,107
Balance at December 31, 2023	$170,899
Initial recognition of BioNTech liability	38,335
Proceeds from Blackstone Development Payments received	30,000
Interest expense accrued on liabilities related to future royalties and milestones, net	39,510
Cumulative catch-up adjustment	(30,644)
Balance at December 31, 2024	$248,100
The following table summarizes the current versus non-current split of the liabilities related to future royalties and milestones, net (in thousands):

	December 31,
	2024	2023
Current portion of liabilities related to future royalties and milestones, net	$3,500	$—
Non-current portion of liabilities related to future royalties and milestones, net	244,600	170,899
Total liabilities related to future royalties and milestones, net	$248,100	$170,899
Blackstone Agreements
On November 6, 2021, the Company concurrently entered into the following agreements with BXLS V - Autobahn L.P, (“Blackstone”) collectively called the “Blackstone Agreements”:
(i) Strategic Collaboration and Financing Agreement, (the “Blackstone Collaboration Agreement”);
(ii) Securities Purchase Agreement (the “Blackstone Securities Purchase Agreement”) - refer to Note 14. “Shareholders' Equity”;
(iii) Warrant Agreement (the “Blackstone Warrant”) - refer to Note 13, “Warrants"; and
(iv) a Registration Rights Agreement (the “Blackstone Registration Rights Agreement”).
The Blackstone Agreements were entered into and in contemplation of one another and, accordingly, the Company assessed the accounting for these agreements in the aggregate.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Blackstone Collaboration Agreement
Pursuant to the Blackstone Collaboration Agreement, Blackstone agreed to pay the Company up to $150 million to support the continued development of obe-cel, as well as next generation product therapies of obe-cel in B-cell malignancies. These payments include (i) an upfront payment of $50 million and (ii) up to $100 million payable based on the achievement of certain specified clinical, manufacturing and regulatory milestones (each such payment, a “Blackstone Development Payment” and collectively, the “Blackstone Development Payments”)
In November 2021, the upfront payment of $50 million was paid by Blackstone upon execution of the Blackstone Collaboration Agreement. In December 2022, two Blackstone Development Payments were paid by Blackstone of $35 million each as a result of (i) the joint steering committee’s review of Autolus’ interim analysis of pivotal FELIX Phase 2 clinical trial of obe-cel in relapsed/refractory (“r/r”) adult Acute Lymphoblastic Leukemia (“B-ALL”) and (ii) achievement of a pre-agreed manufacturing milestone as a result of completion of planned activities demonstrating the performance and qualification of the Company’s obe-cel’s manufacturing process. In December 2024, the remaining $30 million Blackstone Development Payment was paid to the Company on the approval of AUCATZYL by the FDA. The Company considers the achievement of the specified regulatory milestone as probable when actually achieved (i.e., when the contingency resolves).
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
The Company, and all of its subsidiaries have provided, and all of its future subsidiaries will provide, a guaranty to Blackstone of its obligations under the Blackstone Collaboration Agreement. In addition, the Company granted a security interest in its subsidiary Autolus Limited to Blackstone in certain intellectual property and financial assets of the Company and its subsidiaries. The security interest terminated in January 2025 upon the first commercial sale of AUCATZYL in the U.S. (such time, the “Release Time”).
The Blackstone Collaboration Agreement contains certain restrictive negative covenants that also expired upon the Release Time.
Termination of the Blackstone Collaboration Agreement by Blackstone due to certain breaches of the Blackstone Collaboration Agreement or other actions by the Company will require the Company to make liquidated damage payments to Blackstone in excess of the Blackstone Development Payments.
The Company has accounted for the Blackstone Collaboration Agreement as a liability primarily due to the Company's significant continuing involvement in generating the royalty stream. The Company will recognize the relevant portion of royalties or sales milestones due to Blackstone upon the commercialization of AUCATZYL or other products as a decrease to the applicable liabilities, with a corresponding reduction in cash.
On February 6, 2024, the Company concurrently entered into the BioNTech Agreements.
For further details on the terms and accounting treatment considerations for these contracts, refer to following notes to these interim condensed consolidated financial statements:
•Note 1, “Nature of the Business”
•Note 2, “Summary of Significant Accounting Policies”
•Note 3, “Revenue”
•Note 14, “Shareholders’ Equity”
•Note 20, “Commitment and Contingencies”
Obe-cel Product Revenue Interest
Under the BioNTech License and Option Agreement, BioNTech has agreed to financially support the expansion of the clinical development program and planned commercialization of obe-cel. In exchange for the grant of rights to future revenues from the sales of obe-cel products, including AUCATZYL, BioNTech made an upfront payment to the Company of $40.0 million. The Company will pay BioNTech a low single-digit percentage of annual net sales of obe-cel products, which may be increased up to a mid-single digit percentage in exchange for milestone payments of up to $100.0 million in the aggregate on achievement of certain regulatory events for specific new indications upon BioNTech's election.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

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
The Company has accounted for the Obe-cel Product Revenue Interest as a liability primarily due to the Company’s significant continuing involvement in generating the royalty stream. In February 2024, the Company initially recognized the BioNTech Liability at $38.3 million being the face value less debt issuance costs. Once the Company commences commercial sales of AUCATZYL that generate royalties, which the Company expect will occur in the first quarter of 2025, the Company will recognize the portion of royalties paid to BioNTech as a decrease to the liability with a corresponding reduction in cash.
The carrying amount of the BioNTech Liability is based on the Company’s estimate of the future royalties to be paid to BioNTech to be received over the life of the arrangement as discounted using an effective interest rate. The excess or deficit of estimated present value of future royalties over the initial carrying amount, is recognized using the cumulative catch-up method within interest expense, net using the initial effective interest rate. The imputed rate of interest on the unamortized portion of the BioNTech Liability was approximately 28.70% as of February 6, 2024 and December 31, 2024,
Note 13. Warrants
On November 6, 2021, in connection with the Blackstone Agreement, pursuant to the Blackstone Warrant, the Company issued Blackstone a warrant to purchase up to 3,265,306 ADSs representing 3,265,306 of the Company's ordinary shares, at an exercise price of $7.35 per ADS. The Blackstone Warrant is exercisable in whole or in part until November 6, 2026.
The Blackstone Warrant mechanism does not create any obligation to transfer cash to the investor but a fixed amount of ordinary shares upon exercise. Therefore, the Company has accounted for the Blackstone Warrant as equity-classified instruments (recognized within additional paid-in capital), per ASC 815-40. The assessment considered whether the warrants were freestanding financial instruments, met the definition of a liability or whether the warrants met all of the requirements for equity classification, including whether the warrants were indexed to the Company’s own shares, among other conditions for equity classification.
The fair value of each Blackstone Warrant issued was estimated on the date of issuance using the Black-Scholes option pricing model. The assumptions used in the Black Scholes option pricing model relating to the Blackstone Warrant issued in 2021 included the following:

•Expected volatility.
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

•Expected term.	The expected term of the Company’s warrants has been determined utilizing the contractual term of the warrants.
•Risk-free interest rate.
The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of granting of the warrant for time periods that are approximately equal to the expected term of the award.

•Expected dividend.	Expected dividend yield of zero is based on the fact that the Company has never paid cash dividends on ordinary shares and does not expect to pay any cash dividends in the foreseeable future.
•Fair value of ordinary shares.	The fair value of each ordinary share was based on the closing price of the Company's publicly traded ADSs as reported on date of issuance.
The assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrants issued to Blackstone as at November 6, 2021 were as follows:

Expected warrant life (years)	5
Risk-free interest rate	1.04%
Expected volatility	80.23%
Expected dividend yield	0%
The Company determined the initial fair value of the Blackstone Warrant using the Black-Scholes option pricing model to be $10.7 million on November 6, 2021. As the Blackstone Warrant is classified as equity, it will not be remeasured at each reporting date.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Note 14. Shareholders’ Equity
Ordinary Shares
Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the Board of Directors (the "Board")and declared by the shareholders.  As of December 31, 2024, the Company has not declared any dividends.
The Company has obtained shareholder approval to allot additional ordinary shares for a period of five years from June 2024 (being the date on which the Company's shareholders, at the Company's Annual General Meeting of Shareholders, approved an ordinary resolution containing the relevant authorization), up to a maximum nominal amount of $8,400, which authorization will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).
As of December 31, 2024, the Company’s issued capital share consisted of (i) 266,121,689 ordinary shares, with a nominal value of $0.000042 per share, (ii) 34,425 deferred shares, with a nominal value of £0.00001 per share, (iii) 88,893,548 B deferred shares, with a nominal value of £0.00099 per share and (iv) one C deferred share, with a nominal value of £0.000008. Each issued share has been fully paid.
Restricted Stock Units
At December 31, 2024, restricted stock unit awards for 3,648 ordinary shares had vested but the underlying shares had not been issued. However, these vested restricted stock unit awards have been included in the calculation of the Company’s outstanding shares at December 31, 2024 as they are considered issuable for little or no cash consideration. Subsequent to December 31, 2024, all of the underlying ordinary shares were issued.
Initial Public Offering ("IPO") and Impact of Corporate Reorganization
On June 18, 2018, Autolus Therapeutics Limited re-registered as a public limited company and its name was changed from Autolus Therapeutics Limited to Autolus Therapeutics plc.
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

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
Note 15. Share-Based Compensation
In February 2017, the Board adopted the 2017 Share Option Plan, or the 2017 Plan. The 2017 Plan was set to expire on February 21, 2027. The 2017 Plan provided for the grant of potentially tax-favored Enterprise Management Incentives, or EMI, options to the Company's U.K. employees and for the grant of options to its U.S. employees.
In June 2018, the Company’s the Board and shareholders approved the 2018 Equity Incentive Plan, or the 2018 Plan. The initial maximum number of ordinary shares that may be issued under the 2018 Plan was 3,281,622. This number consists of 3,025,548 new ordinary shares and 256,074 ordinary shares that would have otherwise remained available for future grants under the 2017 Plan. The number of ordinary shares reserved for issuance under the 2018 Plan will automatically increase on October 1st of each year, for a period of not more than ten years, commencing on October 1, 2018 and ending on (and including) October 1, 2027, by an amount equal to the lesser of (i) 4% of the total number of ordinary shares outstanding on September 30th of the same calendar year or (ii) such fewer number of ordinary shares as the board of directors may designate prior to the applicable October 1st date.
The updated maximum number of ordinary shares that may be issued under the 2018 Plan is 32,943,013 as of December 31, 2024. As of December 31, 2024, 11,464,845 ordinary shares were available for future grant. The total shares issued under the 2018 Plan may be authorized but unissued shares, shares purchased on the open market, treasury shares or ADSs.
Share options granted under the 2018 Plan and 2017 Plan, as well as restricted shares granted as employee incentives, typically vest over a four-year service period with 25% of the award vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining three-years, unless the award contains specific performance vesting provisions.
Share options granted under the 2018 Plan and 2017 Plan generally expire ten years from the date of grant. For certain senior members of management and directors, the Board has approved an alternative vesting schedule.
Share Option Valuation
The assumptions (see Note 2) used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Expected option life (years)	3.14 to 6.08	5.19 to 6.08
Risk-free interest rate	3.56% to 4.86%	3.37% to 4.86%
Expected volatility	79.48% to 83.87%	83.25% to 85.51%
Expected dividend yield	0%	0%

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Share Options
The table below summarizes Company's share option activity during the year ended December 31, 2024.

	Number of Options	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2023	17,956,385	$5.64	8.35	$48,968
Granted	4,283,550	4.09	—	62
Exercised	(216,835)	2.78	—	482
Forfeited	(962,370)	3.29	—	113
Expired	(306,414)	8.55	—	7
Outstanding as of December 31, 2024	20,754,316	$5.41	7.78	$1,536
Exercisable as of December 31, 2024	11,050,183	$7.34	6.91	$708
Vested and expected to vest as of December 31, 2024	20,754,316	$5.41	7.78	$1,536

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those options in the money as of December 31, 2024
The total intrinsic value of options exercised was $0.5 million and $0.01 million, for the years ended December 31, 2024 and 2023, respectively. The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s underlying ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s underlying ordinary shares. The total fair value of share options vested (including performance-based share options) amounted to $12.9 million and $11.4 million, for the years ended December 31, 2024 and 2023, respectively.
The weighted average grant-date fair value of share options granted was $2.96 and $1.69 per option for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, the total unrecognized compensation expense related to unvested share options without performance conditions was $11.4 million, which the Company expects to recognize over a weighted average vesting period of 2.98 years.
Performance based share options
The Company did not grant share options with a specified regulatory performance condition during the year ended December 31, 2024, 15,000 performance-based share options were forfeited or expired. In addition, during the year ended December 31, 2024, 573,850 performance-based share options vested upon the achievement of the relevant regulatory milestone.
During the year ended December 31, 2023, the Company granted 107,600 share options with a specified regulatory performance condition. No performance-based share options were forfeited during the year ended December 31, 2023. In addition, during the year ended December 31, 2023, 478,750 performance-based share options vested upon the achievement of the relevant regulatory milestone.
As of December 31, 2024 and 2023, all the performance condition related to these performance-based share options were met. As a result, $2.9 million and $1.0 million share-based compensation expense was recognized for the years ended December 31, 2024 and 2023, respectively.
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
In July 2023, the Company granted 90,000 RSU awards with a performance condition related to a specified regulatory milestone. These performance-based RSU awards have vested upon achievement of the related performance condition.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

The following is a summary of the Company's RSU activity for the 2018 Plan for the year ended December 31, 2024:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at December 31, 2023	116,436	$3.43
Vested	(82,848)	3.08
Forfeited	(1,176)	6.20
Unvested and outstanding at December 31, 2024	32,412	$4.22
As of December 31, 2024, there was less than $0.1 million of unrecognized share-based compensation expense related to unvested RSUs without performance conditions, which are expected to be recognized over a weighted average period of 1.26 years.
The total fair value of share RSU awards vested (including performance-based RSU awards) amounted to $0.5 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively.
Performance-based RSU awards
During the year ended December 31, 2024, the Company did not grant RSU awards with performance conditions.
During the year ended December 31, 2023, the Company granted 90,000 RSU awards with performance condition related to a specified regulatory milestone. These performance-based RSU awards also vested during the year upon the achievement of the relevant regulatory milestone. This resulted in the recognition $0.2 million share-based compensation expense during the year ended December 31, 2023.
As of December 31, 2024 there was no unrecognized share-based compensation expense relating to performance based RSU awards.
During the year ended December 31, 2024, 3,648 RSU awards vested but were not issued as of December 31, 2024, and as such are not included in the Company's outstanding shares at December 31, 2024. The shares corresponding to these RSUs awards were issued in January 2025.
Share-based compensation expense
Share-based compensation expense recorded as research and development expenses, selling, general and administrative expenses and cost of sales is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development expenses	$5,593	$6,777
Selling, general and administrative expenses	9,622	4,473
Cost of sales	260	—
Capitalized to intangible assets, net / property and equipment	(3)	(46)
Total share-based compensation expense	$15,472	$11,204

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Note 16. Net loss per share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Numerator
Net loss	$(220,662)	$(208,383)
Net loss attributable to ordinary shareholders - basic and diluted	$(220,662)	$(208,383)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	255,161,038	173,941,926
Net loss per share - basic and diluted	$(0.86)	$(1.20)
For all periods presented, outstanding but unvested RSUs, share options and warrants have been excluded from the calculation, because their effects would be anti-dilutive. Therefore, the weighted average number of ordinary shares used to calculate both basic and diluted loss per share are the same for all periods presented.
The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	December 31,
	2024	2023
Unvested RSUs	32,412	116,436
Share options	20,754,316	17,956,385
Warrants	3,265,306	3,265,306
Total	24,052,034	21,338,127
Note 17. License Agreements
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Additionally, the Company may be obligated to make payments to UCLB under the amended and restated License upon the initiation of certain clinical activities in an aggregate amount of £0.18 million, the receipt of specified regulatory approvals in an aggregate amount of £37.5 million, the start of commercialization in an aggregate amount of £18.0 million, and the achievement of net sales levels in an aggregate amount of £51.0 million, as well as royalty payments based on possible future sales resulting from the utilization of the licensed technologies. On a per-product basis, these milestone payments range from £1.0 million to £18.5 million, depending on which T cell programming modules are used in the product achieving the milestone. On November 8, 2024 the Company was notified by the FDA that the Company’s BLA was approved, allowing for the marketing of AUCATZYL in the US for the treatment of adult patients (18 years and older) with r/r B-ALL. Consequently, the Company paid a regulatory milestone payment of £10.0 million to UCLB.
Under the terms of the license, the Company has the right to grant sub-licenses to third parties, subject to certain restrictions. If the Company receives any income in connection with such sublicenses, it must pay UCLB a percentage of the income allocable to the value of the sublicensed intellectual property rights ranging from the low twenties to mid-single digits percent, decreasing based on the development expenses incurred by the Company and the passage of time. During the year ended December 31, 2024, $0.1 million was payable to UCLB by the Company relating to the income allocable to the value of the sublicensed intellectual property rights. UCLB has retained the right to use the licensed T cell programming modules for academic research purposes at UCL and with other academic institutions, subject to certain restrictions.
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
Miltenyi Biotech B.V. & Co. KG
In September 2023, the Company entered into a non-exclusive sublicense agreement with Miltenyi Biotech B.V. & Co. KG (“Miltenyi”) under which the Company will have the right to develop, manufacture and use Miltenyi's or affiliates' sublicensed products. Under the agreement, the Company is obligated to make specified payments to Miltenyi upon the achievement of certain regulatory and clinical milestones. The Company recognized $0.4 million in aggregate relating to an upfront license payment and milestone payments that were deemed probable during the year ended December 31, 2023. There were no additional milestone payments deemed probable during the year ended December 31, 2024.
Note 18. Income Taxes
Loss before income tax benefit (expense) is as follows (in thousands):

	Year Ended December 31,
	2024	2023
U.K.	$(221,661)	$(209,766)
U.S.	2,108	1,082
Switzerland and Germany	419	282
Net loss before income taxes	$(219,134)	$(208,402)

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

The components of income tax benefit (expense) are as follows (in thousands):

	Year Ended December 31,
	2024	2023
U.S.
Federal	$(1,228)	$(859)
State and local	(24)	(5)
U.K.	8	—
Switzerland and Germany	(459)	(104)
Total current tax expense	(1,703)	(968)

U.S.
Federal	(140)	1,002
State and local	4	(15)
U.K.	—	—
Switzerland and Germany	311	—
Total deferred tax benefit	175	987
Total income tax (expense) benefit	$(1,528)	$19
The Company recorded an income tax expense of $1.5 million and income tax benefit of less than $0.1 million, for the years ended December 31, 2024 and 2023, respectively.
Deferred tax assets consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Other differences	$18,761	$14,834
Tax losses	136,406	104,534
Fixed assets	5,069	6,653
Total deferred tax assets	160,236	126,021
Valuation allowances	(156,997)	(122,958)
Net deferred tax asset	$3,239	$3,063
The movements in the deferred tax asset valuation allowance consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Valuation allowance as of January 1,	$(122,958)	$(95,955)
Decrease in valuation allowance through net loss	(36,670)	(21,245)
Foreign currency translation adjustments	2,631	(5,758)
Valuation allowance as of December 31,	$(156,997)	$(122,958)

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

A reconciliation of income tax benefit at the U.K statutory corporate income tax rate to the income tax benefit is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Net loss before taxes	$(219,134)	$(208,402)
U.K. statutory tax rate	25.0%	23.5%
Income tax benefit at U.K. statutory tax rate	54,783	48,974
Tax-exempt reimbursable tax credits included within research and development expense	4,934	4,589
Non-deductible expenses	(26,810)	(31,268)
Adjustments in respect of prior years	2,316	(96)
Valuation allowance changes affecting the provision for income taxes	(36,670)	(21,245)
Other, net	(175)	(961)
Foreign rate differential	94	26
Total income tax (expense) benefit	$(1,528)	$19
Current income tax expense	$(1,703)	$(968)
Deferred income tax benefit	$175	$987

Effective rate of income tax	0.7%	—%
The Company is headquartered and has subsidiaries in the United Kingdom. Additionally, the Company has subsidiaries in the United States, Germany and Switzerland. The Company incurs tax losses in the United Kingdom. The U.K. corporate income tax rate for the year ended December 31, 2024 was 25%, and was 23.5% for the years ended December 31, 2023. On April 1, 2023, the U.K government increased and enacted the corporate rate from 19% to 25%. The Company’s subsidiary in the United States has generated taxable profits due to a service agreement between the Company’s subsidiaries in the United States and the United Kingdom. The U.S. federal corporate income tax rate was 21% for the years ended December 31, 2024 and 2023.
Deferred tax assets resulting from loss carryforwards, fixed assets and retirement benefits, with total deferred tax assets increasing by $0.2 million in 2024. The Company has recorded a valuation allowance against the net deferred tax asset where the recoverability due to future taxable profits is unknown. The $3.2 million deferred tax asset balance is related to the Company's U.S. subsidiary entity.
At December 31, 2024, the Company had U.K. trading losses carryforward of $545.6 million. These losses are carried forward indefinitely under local law, but are subject to numerous utilization criteria and restrictions.
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
The Company operates in multiple jurisdictions with complex tax and regulatory environment and its tax returns are periodically audited or subjected to review by tax authorities. The following table summarizes tax years that remain subject to examination by tax jurisdiction as of December 31, 2024:

Jurisdiction	Open Tax Years Based on Originally Filed Returns
United Kingdom	2022 - 2023
United States	2020 - 2023
Research and development U.K. tax credits
The benefits from U.K. research and development tax credits are recognized in the statements of operations and comprehensive loss as a reduction of research and development expenses and represents the sum of the research and development tax credits recoverable in the U.K..

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

The Small Medium Enterprise regime has been particularly beneficial to the Company, as under such program the trading losses that arise from the Company's qualifying R&D activities can be surrendered for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023 and decreasing to 18.6% after April 1, 2023. The U.K. Government also enacted further changes to the SME regime effective from April 1 2023 (with some amendments effective for accounting periods commencing after April 1 2024) which included the introduction of a new rate for R&D intensive companies of 27% . Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced contract research organization costs and utilities costs incurred as part of research projects for which the Company do not receive income. A large proportion of costs in relation to the Company's pipeline research, clinical trials management and manufacturing development activities, all of which are being carried out by the Company's wholly owned subsidiary Autolus Limited, are eligible for inclusion within these tax credit cash rebate claims.
Under the RDEC program, tax credits for qualifying R&D expenditure incurred prior to April 1, 2023 are granted at a headline rate of 13% and can generate cash rebates of up to 10.5% of qualifying R&D expenditure. The headline rate of RDEC increased to 20% on April 1, 2023 and can generate cash rebates of up to 15% on qualifying R&D expenditure incurred from this date.
Amendments to the current SME and RDEC programs contained in the Finance Act 2024 (unless limited exceptions apply) introduce restrictions on the tax relief that can be claimed for expenditure incurred on sub-contracted R&D activities or externally provided workers, where such sub-contracted activities are not carried out in the U.K. or such workers are not subject to U.K. payroll taxes, and (ii) merge the SME and RDEC programs into a single scheme which would generate net cash benefit of up to 15% of the qualifying expenditure for profit making companies and up to 16.2% for loss making companies. These changes take effect from periods commencing after April 1 2024.
During the year ended December 31, 2024, the Company met the conditions of the SME regime, but it could also make claims under the RDEC regime to the extent that its projects are grant funded.
In the accounting period to December 2023, based on the relevant tax legislation, the Company considered that it met the conditions of the R&D intensive scheme, and have made a claim on this basis. This is subject to agreement by the U.K. tax authority who, based on their non-statutory guidance, considers the basis for calculating whether a company meets the intensive criteria includes expenditure which is in conflict with the tax legislation. The position is uncertain and the legislation is currently untested in the U.K. courts. If the Company's claim is unsuccessful, normal SME relief will be available and there will be a material reduction in the value of the tax credit obtained (18.6% as opposed to 26.97% net benefit).
From January 2025, the Company does not qualify as a small or medium-sized enterprise under the SME program, based on size criteria concerning employee headcount, turnover and gross assets. However, the Company may make a claim under the merged RDEC regime beginning with periods ending December 31, 2025. It should be noted, however, that the types of qualifying expenditure in respect of which the Company may make claims under the RDEC regime are more restricted than under the SME regime (for example, it may be the case that certain subcontracted costs in respect of which claims may be made under the SME regime do not qualify for relief under the RDEC regime).
R&D tax credits of $19.7 million and $19.5 million were recognized for the years ended December 31, 2024 and 2023, respectively, and are recorded as offsets to research and development expense in the Company's consolidated statement of operations and comprehensive loss.
Note 19. Leases
Operating Leases
Since September 2017, the Company has had an arrangement with Cell Therapy Catapult Limited to lease manufacturing suites at the Cell and Gene Therapy Catapult manufacturing center in Stevenage, United Kingdom. In March 2023, the Company and Cell Therapy Catapult Limited mutually agreed: (i) to terminate the lease relating to the leased manufacturing suite which originally had a lease term until February 2025, (ii) to extend the lease term of one of the remaining manufacturing suites from June 2023 to August 2024, and (iii) to extend the lease term of a third manufacturing suite leased by the Company from September 2023 to August 2024. The Company recognized a lease termination loss of $0.1 million, which is included in other income, net on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023, related to the manufacturing suite terminated and exited on March 31, 2023. In addition, during the year ended December 31, 2023, the Company recognized a loss on disposal on leasehold improvements of $3.8 million arising from the manufacturing suite terminated and exited on March 31, 2023. In August 2024, one of the leased manufacturing suites ended and the Company exited the suite. In September 2024, the Company extended the lease term from August 2024 to December 2026 for the remaining manufacturing suite.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

In February 2019, the Company agreed to enter into a fifteen-year lease for manufacturing space units located in Enfield, United Kingdom, provided that the landlord completed the required leasehold improvements described in the agreement. The Company executed these lease agreements for 3 manufacturing space units, each for fifteen-year lease terms upon such completion. The leases commenced in February 2019, with the option to terminate the lease in February 2029. In addition to base rent, the Company is obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability. In March 2021, one of the units was split in two separate units and the Company surrendered one of those units back to the landlord. The Company has no further obligations for the surrendered unit and the right of use asset and lease liability which were recorded for this unit were written off during the year ended December 31, 2021. In October 2021, the Company subleased two of the three remaining units to third parties with lease terms ending in February 2029 and October 2026, respectively. Refer to “Sublease agreements” below for further details. The Company completed an asset impairment analysis of the right-of-use lease concluding the undiscounted cash flows exceeded the carrying value as of December 31, 2024 which resulted the recognition of a $0.4 million impairment of operating lease right-of-use assets and related property and equipment.
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
The following table shows the lease balance sheet classification of leases for the years ended December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Assets
Operating lease right-of-use assets, net	$55,498	$60,791

Liabilities
Current
Operating lease liabilities, current	2,998	5,053
Non-current
Operating lease liabilities, non-current	49,631	47,914
Total lease liabilities	$52,629	$52,967

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

The following table shows the lease costs for the years ended December 31, 2024 and 2023 (in thousands):

		Year ended December 31,
Lease costs	Statement of Operations classification	2024	2023
Operating lease costs	Operating expenses: research and development	$6,642	$6,340
Variable costs	Operating expenses: research and development	1,281	1,041
Short term lease costs	Operating expenses: research and development	258	786

Operating lease costs	Operating expenses: general and administrative	1,393	956
Variable costs	Operating expenses: general and administrative	318	51
Short term lease costs	Operating expenses: general and administrative	117	90

Operating lease costs	Operating expenses: cost of sales	558	—
Variable costs	Operating expenses: cost of sales	64	—
Total lease costs		$10,631	$9,264

	Year ended December 31,
Other information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases (in thousands)	$4,258	$10,407
Weighted-average remaining lease term - operating leases (in years)	15.9 years	16.0 years
Weighted-average discount rate - operating leases	8.15%	7.44%
Future fixed payments for non-cancellable operating leases in effect as of December 31, 2024 are payable as follows:

Operating Leases
Maturity of lease liabilities for the years ending December 31,	(in thousands)
2025(1)	$(1,931)
2026(1)	8,049
2027	8,352
2028	7,637
2029	5,745
Thereafter	77,421
Total lease payments	105,273
Less: imputed interest	(52,644)
Present value of lease liabilities	$52,629
(1) Includes lease incentives from The Nucleus lease variation amounting to $10.2 million and $0.9 million, for the year ended December 31, 2025 and 2026, respectively.
Note 20. Commitments and Contingencies
Contractual obligations
In July 2022, the Company renegotiated a master services agreement (the “Adaptive Master Services Agreement”) with Adaptive Biotechnologies Corporation (“Adaptive”), under which Adaptive's assay is used to analyze patient samples from r/r B-ALL patients. During the year ended December 31, 2023, the Company recognized all contractual milestones relating to this contract. Under the then-current agreement, the Company would be obligated to make specified payments to Adaptive upon the achievement and receipt of certain regulatory approvals and achievement of commercial milestones in connection with the Company’s use of the Adaptive assay.
In previous periods, the Company has entered into agreements with certain advisory firms. The Company is obligated to make specified payments upon the achievement of certain strategic transactions involving the Company. During the year ended December 31, 2024, the Company paid a fee under these agreements.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

The Company has estimated the probability of the Company achieving each potential milestone in relation to the agreements with UCLB, Miltenyi and its agreements with certain advisory firms in accordance with ASC 450. The Company considers the regulatory approval, commercial milestones and execution of collaboration agreements probable when actually achieved. Furthermore, the Company recognizes expenses for clinical milestones when their achievement is deemed probable. The Company concluded that, as of December 31, 2024, there were no other milestones or contingencies for which the likelihood of achievement was currently probable.
Capital Commitments
As of December 31, 2024, the Company’s unconditional purchase obligations for capital expenditure totaled $17.5 million and included signed orders for capital equipment and capital expenditure for construction and related expenditure relating primarily to its properties in the United Kingdom. The Company expects to incur the full amount of these obligations within one year.
Master Supply Commitments
In March 2018, the Company entered into a long-term supply agreement with Miltenyi Biotec GmbH, or Miltenyi, for the supply of Miltenyi’s CliniMACS Prodigy instruments, reagents and disposables for the manufacture of the Company's programmed T cell therapies for commercial, preclinical and clinical use as well as support services. The supply agreement sets forth procedures to ensure continuity of supply to the Company of Miltenyi’s products, both during the clinical phase and any future commercial phase of the Company's product candidates. After the initial ten-year term of the agreement, the Company has two separate options to renew the agreement, each for an additional five-year term. The Company has a three-month firm commitment to purchase to reagents and disposables pursuant to the agreement.
As of December 31, 2024, the Company’s unconditional purchase obligations for reagents and disposables totaled $0.6 million, which the Company expects to incur within one year.
Distribution Commitments
The Company entered into an Exclusive Distribution Agreement, effective as of April 25, 2024 (the “Effective Date”), with Cardinal Health 105, LLC (“Cardinal Health”). Pursuant to, and subject to the terms and conditions of, the Exclusive Distribution Agreement, the Company engaged Cardinal Health as its exclusive third-party logistics distribution agent for sales of AUCATZYL in the US. The Exclusive Distribution Agreement runs for an initial term of three years following commercial launch and automatically renews for additional terms of one year each, unless either party elects not to renew. Under the terms of the Exclusive Distribution Agreement, the Company must pay to Cardinal Health a one-time start-up fee, and a monthly account management fee upon the Company's commercial launch of AUCATZYL, and other fees for various services, including post-launch program implementation, information systems, warehouse operations and financial services.
BioNTech Agreements
BioNTech License and Option Agreement - Product Options gain contingency
As the Product Options within the BioNTech License and Option Agreement were an embedded feature within a freestanding financial instrument, the Company assessed if the Product Options should be accounted for as a derivative under ASC 815. However, the Company determined the Product Options met the scope exception for derivative accounting under ASC 815 and therefore should be accounted for a gain contingency under the scope of ASC 450. As of December 31, 2024, Product Options were not exercised and therefore no amounts were recognized.
Refer to Note 12, “Liabilities Related to Future Royalties and Milestone, Net” for further details about the BioNTech's Obe-cel Product Revenue Interest.
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any litigation and did not have contingency reserves established for any liabilities as of December 31, 2024 and 2023.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

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
SME R&D tax credit
In the accounting period to December 2023, based on the relevant tax legislation, the Company had met the conditions of the R&D intensive scheme, and therefore submitted its corporate tax return on this basis. This is subject to agreement by the U.K. tax authority who, based on their non-statutory guidance, considers the basis for calculating whether a company meets the intensive criteria includes expenditure which is in conflict with the tax legislation. The position is uncertain and the legislation is currently untested in the U.K. courts. If the Company's claim is unsuccessful, normal SME relief will be available and there will be a material reduction in the value of the tax credit obtained (18.6% as opposed to 26.97% net benefit). Should the uncertainty be resolved in the Company’s favor, this would result in a gain and accounted for a gain contingency under the scope of ASC 450.
Note 21. Employee Benefit Plans
In the United Kingdom, Germany and Switzerland, the Company makes contributions to defined contribution pension schemes on behalf of its employees. The Company expensed $2.7 million and $2.0 million in the years ended December 31, 2024 and 2023, respectively.
In the United States, the Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches employee contributions up to four percent of the employee’s annual salary. The Company expensed $1.0 million and $0.4 million in contributions in the years ended December 31, 2024 and 2023, respectively. The Company pays all administrative fees related to the plan.
Note 22. Segment reporting
Long-lived assets
Long-lived assets (excluding intangibles, deferred tax and financial instruments) were located as follows (in thousands):

	December 31,
	2024	2023
United Kingdom	$104,160	$94,033
United States of America	891	1,620
Total long-lived assets	$105,051	$95,653
For the year ended December 31, 2024, the Company recognized an impairment of long-lived assets relating to the operating lease right-of-use assets and related property and equipment of $0.4 million related to a leased property in Enfield, United Kingdom. For the year ended December 31, 2023, the Company recognized an impairment loss on operating lease right-of-use assets and related property and equipment of $0.4 million related to a leased property in Stevenage, United Kingdom.
Revenue
Revenue recognized by geographic area are disclosed in Note 3, “Revenue”.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Major customers
During the year ended December 31, 2024, 100% of the Company’s license revenues were generated from BioNTech. For the year ended December 31, 2023, 76% and 20% of the Company's license revenues were primarily generated from Cabaletta and an investee of Syncona Portfolio Limited, respectively.
Segment profit or loss
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	December 31,
	2024	2023
License Revenue	$10,120	$1,698
Less operating expenses:
Research and clinical development	(37,831)	(50,585)
Product delivery	(89,815)	(60,290)
Commercial and Medical affairs	(55,219)	(14,955)
Support functions	(66,300)	(48,809)
Other segment expenses, net (1)	(2,381)	(6,760)
Total operating expenses	(251,546)	(181,399)
Operating loss	(241,426)	(179,701)
Other income, net	220	222
Foreign exchange (losses) gains	(989)	2,639
Interest income	32,355	13,505
Interest expense, net	(9,294)	(45,067)
Income tax (expense) benefit	(1,528)	19
Segment and consolidated net loss	$(220,662)	$(208,383)
(1) Other segment expenses, net include U.K. research and development tax credits, depreciation, amortization and share-based compensation expenses.
Note 23. Related Party Transactions
Blackstone
On November 6, 2021, the Company concurrently entered into the Blackstone Agreements. Refer to Note 12, “Liabilities Related to Sales of Future Royalties and Milestones, Net”, Note 13, “Warrants” and Note 14, "Shareholders Equity”. Subsequent to the execution of the Blackstone Agreements, Blackstone became a related party as Blackstone owns more than 10% of the Company's outstanding voting securities and is therefore one of the principal owners of the Company. In addition, Blackstone received the right to nominate one director to the board of directors of the Company; William Young was appointed to the Company's board of directors as Blackstone’s designee pursuant to this right.
As of December 31, 2024, the carrying amount of the Blackstone Collaboration Agreement liability was $211.6 million, which included aggregated accrued interest expense and cumulative catch-up adjustment, of $10.7 million and $45.0 million for the years ended December 31, 2024 and 2023, respectively. Refer to Note 12, “Liabilities Related to Sales of Future Royalties and Milestones, Net” for further details.
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
As of December 31, 2024, the carrying amount of the BioNTech Liability was $36.5 million which included aggregated accrued interest expense and cumulative catch-up adjustment of $(1.8) million for the year ended December 31, 2024. Refer to Note 12, “Liabilities Related to Sales of Future Royalties and Milestones, Net” for further details.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Investee of Syncona Portfolio Limited
The Company entered into a collaboration agreement in 2020 with an investee of Syncona Portfolio Limited, a holder of more than 10% of the Company's share capital. The terms of the agreement include a non-refundable license fee, payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales. During the year ended December 31, 2023, the Company received variable consideration arising from the achievement of a development milestone amounting to $0.4 million. Consequently, the Company recognized license revenue of $0.4 million. The Company did not recognize any license revenue for the year ended December 31, 2024.
2024 Underwritten Offering
In connection with our February 2024 underwritten offering, certain of our related parties purchased our ADSs from the underwriters at the public offering price of $6.00 per ADSs, and on the same terms as other investors in registered direct offering. The following table summarizes purchases of ADS by our related parties:

Related party	ADSs purchased	Total purchase price (in millions)
Fidelity Management & Research Company, LLC (1)	5,808,333	$34.9
Deep Track Capital, LP (2)	3,750,000	$30.0
(1) Fidelity Management & Research Company, LLC was a holder of more than 5% of our share capital as of December 31, 2024.
(2) Deep Track Capital, LP was a holder of more than 5% of our share capital as of December 31, 2024.
Note 24. Subsequent Events
The Company evaluated subsequent events through March 20, 2025, the date on which these consolidated financial statements were issued. The Company has concluded that no subsequent event has occurred that requires disclosure.