Form 10-Q
period 2025-03-31
Autolus Therapeutics plc
filed 2025-05-08
CIK 1730463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 7, 2025, the registrant had 266,141,411 ordinary shares (including shares in form of ADSs), par value $0.000042 per share, outstanding.

EXPLANATORY NOTE

Autolus Therapeutics plc (the “Company”) qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

GENERAL INFORMATION
Unless context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Autolus,” the “Group,” the “company,” “we,” “us” and “our” refer to Autolus Therapeutics plc and its consolidated subsidiaries, except where the context otherwise requires.
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
•our ability to maintain regulatory approval of AUCATZYL in the United States, to obtain and maintain regulatory approval for obe-cel for adult r/r B-ALL in additional territories and the timing thereof, and to obtain and maintain regulatory approval of our other product candidates in the indications for which we plan to develop them, and any related restrictions, limitations or warnings in the label of an approved drug or therapy;
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
•whether we are classified as a Passive Foreign Investment Company, for current and future periods;
•additional costs and expenses related to our decision to voluntarily comply with certain United States domestic issuer reporting obligations before we are required to do so; and
•any other factors which may impact our financial results or future trading prices of our American Depositary Shares (“ADSs”), and the impact of securities analysts’ reports on these prices.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial statements
AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	Note	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents		$95,799	$227,380
Marketable securities - Available-for-sale debt securities	7	420,776	360,643
Restricted cash		1,452	1,425
Accounts receivable, net		14,317	15
Inventories, net	8	14,647	4,138
Prepaid expenses and other current assets	9	68,782	67,328
Total current assets		615,773	660,929
Non-current assets:
Property and equipment, net	10	57,970	49,553
Intangible assets, net	11	12,475	12,373
Prepaid expenses and other non-current assets		116	170
Operating lease right-of-use assets, net		56,250	55,498
Long-term deposits		993	963
Deferred tax asset		2,761	3,239
Total assets		$746,338	$782,725
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$4,457	$1,969
Accrued expenses and other liabilities	12	49,659	52,276
Deferred revenue		4,725	—
Operating lease liabilities, current		2,974	2,998
Liabilities related to future royalties and milestones, net - current	15	4,800	3,500
Total current liabilities		66,615	60,743
Non-current liabilities:
Operating lease liabilities, non-current		54,734	49,631
Liabilities related to future royalties and milestones, net - non-current	15	253,437	244,600
Other long-term payables		444	426
Total liabilities		375,230	355,400

Commitments and contingencies	17

Shareholders’ equity:
Ordinary shares, $0.000042 par value; 490,909,783 and 490,909,783 shares authorized as of March 31, 2025 and as of December 31, 2024, respectively; 266,125,337 and 266,121,689, shares issued at March 31, 2025 and December 31, 2024, respectively; 266,141,411 and 266,125,337, shares outstanding at March 31, 2025 and December 31, 2024, respectively		12	12
Deferred shares, £0.00001 par value; 34,425 shares authorized, issued and outstanding at March 31, 2025 and December 31, 2024		—	—
Deferred B shares, £0.00099 par value; 88,893,548 shares authorized, issued and outstanding at March 31, 2025 and December 31, 2024		118	118
Deferred C shares, £0.000008 par value; 1 share authorized, issued and outstanding at March 31, 2025 and December 31, 2024		—	—
Additional paid-in capital		1,558,469	1,555,593
Accumulated other comprehensive loss		(18,106)	(29,174)
Accumulated deficit		(1,169,385)	(1,099,224)
Total shareholders’ equity		371,108	427,325
Total liabilities and shareholders’ equity		$746,338	$782,725
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share amounts)

		Three Months Ended March 31,
	Note	2025	2024
Revenue:	3
Product revenue, net		$8,982	$—
License revenue		—	10,091
Total revenue, net		8,982	10,091
Cost and operating expenses:
Cost of sales		(17,951)	—
Research and development expenses, net		(26,734)	(30,671)
Selling, general and administrative expenses		(29,534)	(18,177)
Loss on disposal of property and equipment		(3)	—
Loss from operations		(65,240)	(38,757)
Other income (expense):
Other income (expenses), net		129	(300)
Foreign exchange gain (losses), net		1,181	(1,305)
Interest income		6,137	6,933
Interest expense	4	(10,143)	(19,269)
Total other expenses, net		(2,696)	(13,941)
Net loss before income tax		(67,936)	(52,698)
Income tax (expense) benefit		(2,225)	8
Net loss		(70,161)	(52,690)
Other comprehensive income (loss):
Foreign currency exchange translation adjustment		10,668	58
Unrealized holding gains on available-for-sale debt securities, net of tax of $0 and $0		400	—
Total other comprehensive income, net of tax		11,068	58
Total comprehensive loss		$(59,093)	$(52,632)

Basic and diluted net loss per ordinary share	5	$(0.26)	$(0.24)
Weighted-average basic and diluted ordinary shares	5	266,126,548	222,170,707
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share amounts)

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	266,121,689	$12	34,425	$—	88,893,548	$118	1	$—	$1,555,593	$(29,174)	$(1,099,224)	$427,325
Share-based compensation expense	—	—	—	—	—	—	—	—	2,876	—	—	2,876
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	3,648	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	11,068	—	11,068
Net loss	—	—	—	—	—	—	—	—	—	—	(70,161)	(70,161)
Balance at March 31, 2025	266,125,337	$12	34,425	$—	88,893,548	$118	1	$—	$1,558,469	$(18,106)	$(1,169,385)	$371,108

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	174,101,361	$8	34,425	$—	88,893,548	$118	1	$—	$1,018,902	$(28,992)	$(878,562)	$111,474
Issuance of ordinary shares, net of issuance costs	91,666,669	4	—	—	—	—	—	—	520,613	—	—	520,617
Share-based compensation expense	—	—	—	—	—	—	—	—	2,286	—	—	2,286
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	57,524	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	102,469	—	—	—	—	—	—	—	285	—	—	285
Other comprehensive income	—	—	—	—	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	—	—	—	—	(52,690)	(52,690)
Balance at March 31, 2024	265,928,023	$12	34,425	$—	88,893,548	$118	1	$—	$1,542,086	$(28,934)	$(931,252)	$582,030

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(70,161)	$(52,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	1,992	1,806
Amortization of intangible assets	285	—
Loss on disposal of property and equipment	3	—
Share-based compensation net of amounts capitalized	2,867	2,284
Interest expense accrued on liabilities related to future royalties and milestones, net	10,137	19,260
Accretion of available-for-sale securities	(2,639)	—
Foreign exchange differences	(1,896)	1,675
Non-cash operating lease expense	1,059	1,136
Deferred income tax	487	(232)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	610	(10,187)
Decrease in prepaid expenses and other non-current assets	116	77
Increase in inventories, net	(10,099)	—
Increase in accounts receivable, net	(14,335)	—
Increase in accounts payable	1,862	1,318
Increase in deferred revenue	4,725	—
Decrease in accrued expenses and other liabilities	(3,826)	(3,777)
Increase (decrease) in operating lease liability	3,248	(1,184)
Net cash used in operating activities	(75,565)	(40,514)
Cash flows from investing activities:
Acquisition of property and equipment	(8,243)	(533)
Purchases of marketable securities: available-for-sale debt securities	(71,304)	—
Maturity / redemption of marketable securities: available-for-sale debt securities	20,000	—
Net cash used in investing activities	(59,547)	(533)
Cash flows from financing activities:
Proceeds of issuance of ordinary shares	—	549,977
Payments of equity issuance costs	—	(27,520)
Proceeds from the exercise of share options	—	285
Proceeds from liabilities related to future royalties and milestones, net	—	40,000
Payments of issuance costs related to the liabilities related to future royalties and milestones, net	—	(1,301)
Net cash provided by financing activities	—	561,441
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,558	(1,185)
Net (decrease) increase in cash, cash equivalents and restricted cash	(131,554)	519,209
Cash, cash equivalents and restricted cash, beginning of period	228,805	240,335
Cash, cash equivalents and restricted cash, end of period	$97,251	$759,544

	Three Months Ended March 31,
	2025	2024
Unaudited supplemental cash flow information
Cash paid for income taxes	$9	$—

Unaudited supplemental non-cash flow information
Property and equipment purchases included in accounts payable or accrued expenses	$2,279	$555
Leased assets obtained in exchange for operating lease liabilities	$71	$—
Capitalized share-based compensation, net of forfeitures	$9	$2
Capitalized implementation costs included in accrued expenses	$289	$131
Equity issuance costs included in accounts payable and accrued expenses	$—	$1,839
Liability issuance costs included in accounts payable and accrued expenses	$—	$364

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$95,799	$758,529
Restricted cash	1,452	1,015
Total cash, cash equivalents and restricted cash	$97,251	$759,544

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements

Note 1. Nature of the Business
Autolus Therapeutics plc (with its subsidiaries, collectively, “Autolus” or the “Company”) is an early commercial-stage biopharmaceutical company developing next-generation programmed T cell therapies for the treatment of cancer and autoimmune diseases. Using its broad suite of proprietary and modular T cell programming technologies, the Company is engineering precisely targeted, controlled and highly active T cell therapies that are designed to better recognize target cells, break down their defense mechanisms and attack and kill these cells. The Company believes its programmed T cell therapies have the potential to be best-in- class and to offer patients substantial benefits over the existing standard of care, including the potential for cure in some patients. On November 8, 2024 Autolus was notified by the United States Food and Drug Administration (the “FDA”) that its biologics license application (“BLA”) was approved, allowing for the marketing of AUCATZYL (obecabtagene autoleucel, also known as obe-cel) in the United States for the treatment of adult patients (18 years and older) with relapsed or refractory B-cell precursor acute lymphoblastic leukemia (“r/r B-ALL”). The commercial launch and first sale of AUCATZYL in the United States occurred in January 2025. The United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”) granted AUCATZYL conditional marketing authorization in April 2025, and Autolus anticipates commercial launch in the United Kingdom in the second half of 2025. Obe-cel is under regulatory review in the European Union (the “EU”) for the treatment of r/r B-ALL, with marketing authorization submission accepted by the European Medicines Agency (“EMA”) in April 2024, and the Company expects to receive notification of approval status from the EMA in the second half of 2025.
Autolus Therapeutics plc is registered in England and Wales. Its registered office is The MediaWorks, 191 Wood Lane, London, W12 7FP, United Kingdom.
The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. The Company’s product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. The Company also expects to incur significant additional costs as it expands its commercialization efforts for AUCATZYL. These efforts will require significant amounts of capital, as well as additional personnel, infrastructure, and compliance capabilities. Even if the Company’s product development efforts for obe-cel and its other product candidates are successful, it is uncertain when, if ever, the Company will become profitable.
The Company is a public limited company incorporated under the laws of England and Wales, and qualifies as a “foreign private issuer,” as such term is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, therefore, is not subject to the same requirements that are imposed upon United States domestic issuers by the Securities and Exchange Commission (the “SEC”). The Company has decided to voluntarily file periodic reports, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K on United States domestic issuer forms, which are more detailed and extensive in certain respects, and which must be filed more promptly than the forms currently required for foreign private issuers. Although the Company has voluntarily chosen to file periodic reports and current reports on United States domestic issuer forms, the Company will maintain its status as a foreign private issuer and is not subject to certain other requirements imposed on United States domestic issuers including its officers, directors, and principal shareholders are not subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and are presented in US dollars. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The condensed consolidated balance sheet at December 31, 2024, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
The significant accounting policies used in the preparation of these unaudited condensed consolidated interim financial statements are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025 (the “Annual Report”). The information included in these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024, included in the Annual Report.
These condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly state the Company’s financial position as of March 31, 2025, and the results of its operation and cash flows for the three-month period ended March 31, 2025. The interim results and cash flows are not necessarily indicative of results and cash flows that may be expected for the year ending December 31, 2025.
Going Concern
The Company has incurred recurring losses since its inception, including net losses of $70.2 million and $52.7 million for the three months ended March 31, 2025 and 2024, respectively. The Company had an accumulated deficit of $1,169.4 million and $1,099.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company expects to continue to generate operating losses in the foreseeable future. The Company’s inability to raise additional capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company expects that its cash and cash equivalents and marketable securities of $95.8 million and $420.8 million, respectively, as of March 31, 2025, will be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these unaudited condensed consolidated interim financial statements and accordingly they have been prepared on a going concern basis. As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support its cost structure. Even if the Company’s planned regulatory submissions for its products are approved, and the Company is successful in its current and future commercialization efforts, additional funding may be needed before the Company is expected become profitable.
Use of Estimates
The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, income taxes, initial fair value of warrants, and present value of liabilities related to future royalties and milestones, net including the related interest expense and cumulative catch-up adjustment, incremental borrowing rates related to the Company’s leased properties, allocation of transaction price using the relative standalone selling price relating to license revenue and the estimated expected rebate and chargeback percentage for revenue deductions related to product revenue, net. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.
Expected rebate and chargeback percentage for product revenue deductions
Since approval of AUCATZYL in November 2024, Autolus has a short history of actual rebate claims or chargebacks, and such information may have limited predictive value. The Company uses the expected value method to estimate expected rebate and chargeback percentages for revenue deductions, which considers the likelihood of a rebate or chargeback being applicable to sales. The proportion of sales subject to a rebate or chargeback is inherently uncertain and estimates are based on internal assumptions, which may change as it develops more product revenue experience, and third-party data, which we assess for reliability and relevance.
The Company is subject to state government Medicaid and TriCare programs and other qualifying federal and state programs in the United States requiring rebates to be paid to participating state and local government entities, depending on the eligibility and circumstances of patients treated with AUCATZYL.
The Company's wholly-owned subsidiary in the United States also participates in programs with government entities, which are the US Department of Defense (the “DoD”), the US Department of Veterans Affairs (the “VA”) and TriCare, and other parties, including covered entities under the 340B Drug Pricing Program (the “340B Program”), whereby pricing on AUCATZYL is extended below list price to participating entities, including Authorized Treatment Centers (“ATCs”). These entities are entitled to purchase AUCATZYL at the lower program price by charging the Company the difference between their acquisition cost and the lower program price. Estimating expected rebate and chargeback percentages for revenue deductions is judgmental due to the time delay between the date of the sale to ATCs and the subsequent dates on which we are able to determine actual amounts of chargebacks and rebates.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
We form estimates of the 340B Program, the DoD and the VA chargeback deductions by analyzing sell-through data relating to the hospital mix of onward sales made by ATCs. For Medicaid and other rebates, the Company forms estimates based on information obtained from claims received, historical and estimated payor mix, setting of care, discount rates and other industry data, and external health coverage statistics. Judgment is applied to consider the relevance and reliability of information used to make these estimates.
The Company's total accrued product revenue deductions as of March 31, 2025 were $0.5 million, including amounts of $0.3 million for the critical estimates subject to greater estimation uncertainty and judgments described above. These are included within accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2025.
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
Inventories, Net
The Company commences capitalization of inventory once regulatory approval for a product candidate is received. Prior to regulatory approval, the Company expenses all such costs as incurred as research and development expenses. The Company capitalizes material costs, labor and applicable overheads that are incurred in the production of its commercial product. Inventory that can be used for either clinical, research or commercial purposes is classified initially as inventory. Inventory that is subsequently used in clinical trials or research activities is expensed once it has been used for research and development purposes.
On November 8, 2024, the Company received FDA approval for AUCATZYL and commenced capitalization of inventory for AUCATZYL from this date. There is no pre-launch inventory recognized on the balance sheet as of March 31, 2025 and December 31, 2024.
Inventories are measured at the lower of cost or net realizable value, with cost determined using a weighted average method for different components of inventory. The Company reviews the recoverability of inventory at each reporting period to determine any changes to net realizable value arising from excess, slow-moving or obsolete inventory. If net realizable value is lower than cost, the inventory will be written down to net realizable value and an impairment charge will be recognized in cost of sales.
Consumables consist of materials used primarily in the quality acceptance testing of AUCATZYL and cleaning of the Company’s commercial manufacturing facility and research and development facilities.
Raw materials inventory consists of completed materials purchased directly from third party suppliers.
Work in progress inventory consists of materials manufactured either by the Company or at contract manufacturing organizations that are either partially manufactured or fully manufactured but are pending quality acceptance release.
Finished goods are completed and quality approved drug products that are either awaiting shipment or are in-transit and therefore have not been delivered to the ATCs.
Product revenue, net
Product revenue
The Company accounts for its revenues pursuant to the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company has identified a single performance obligation which is satisfied upon delivery of the product to the authorized treatment centers. However, the performance obligation is constrained by the right of return/ credit eligibility which expires when a patient is dosed. The Company recognizes revenue from product sales when the customers’ ability to either cancel the order or request a refund has ceased when the product is administered to the patient. Revenues from product revenue, net of gross-to-net deductions, are recognized only to the extent that a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with gross-to- net deductions is subsequently resolved. Product revenues are recognized net of estimated rebates and chargebacks, patient travel assistance and patient co-pay assistance deductions. These deductions to product revenue are referred to as gross-to-net deductions and are estimated and recorded in the period in which the related product revenue occur.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Gross-to-net deductions
Rebates and chargebacks
Rebates and chargebacks are based on contractual arrangements or statutory requirements and include amounts due to payors and healthcare providers under various programs. These amounts may vary by payor and individual plans. Providers qualified under certain programs can purchase the Company's products through our third-party logistics partner at a discount. Our third-party logistics partner then charge the discount back to the Company.
Rebates and chargebacks are estimated primarily based on product sales, including pricing, historical and estimated payor mix, setting of care and discount rates, among other inputs, which require significant estimates and judgment. The Company assesses and updates its estimates each reporting period to reflect actual claims and other current information.
The Company's wholly-owned subsidiary in the United States also participates in programs with government entities, the most significant of which are the DOD, the VA and TriCare, and other parties, including covered entities under the 340B Program, whereby pricing on products is extended below list price to participating entities. These entities purchase products at the lower program price then charge the Company the difference between their acquisition cost and the lower program price. Accounts receivable is reduced for the estimated amount of unprocessed charge-back claims attributable to a sale.
The Company's wholly-owned subsidiary in the United States further participates in state government Medicaid programs and the Tricare program requiring discounts and rebates to participating government entities. All discounts and rebates provided through these programs are included in the Company's Medicaid and Tricare rebate accrual. The estimated amount of unpaid or unbilled rebates are to be recognized and presented as a liability.
On April 1, 2025, the Centers for Medicare and Medicaid Services (“CMS”) included AUCATZYL in their published Healthcare Common Procedure Coding System (“HCPCS”) coding determinations and Hospital Outpatient Prospective Payment System (“OPPS”) payment rates, formalizing reimbursement for patients on government programs. The CMS policy splits the therapeutic dose of AUCATZYL into two administrations for coding and billing purposes. The Company is working with the treatment centers on implementing the coding and payment policy from CMS and is assessing any potential impact on the timing of revenue recognition and the amount of rebates or chargebacks.
Patient Travel, Lodging and Meal Assistance
Travel, lodging, and meal assistance represents financial assistance to qualified patients and their caregiver by reimbursing certain travel, lodging, and meal expenses incurred during their treatment. Accrual for these expenses is based on an estimate of qualified patients that the Company expects to receive this assistance at each reporting period.
Patient Co-Pay Assistance
Co-pay assistance represents financial assistance to qualified patients, assisting them with cost sharing obligations for the Company's product based on benefit design structure required by insurance. The Company's accrual for copay is based on an estimate of claims and the cost per claim that the Company expects to receive associated with qualified patients that exist at each reporting period.
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
The Company recorded foreign exchange gain of $1.2 million and foreign exchange loss of $1.3 million for the three months ended March 31, 2025 and 2024, respectively, which are included in foreign exchange (gains) losses in the unaudited condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Recently Issued Accounting Pronouncements
In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. (“ASU 2025-02”) which amends the Accounting Standards Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121 “Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users” as it has been rescinded by the issuance of SAB 122. ASU 2025-02 is effective immediately and on a fully retrospective basis to annual periods beginning after December 15, 2024. It is not expected to have an impact on the Company’s consolidated financial statements.
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
In March 2024, the FASB issued ASU 2024-02—Codification Improvements—Amendments to Remove References to the Concepts Statements, that contains amendments to the Codification that remove references to various FASB Concepts Statements. This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. Early application of the amendments in this ASU is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2024-02 on January 1, 2025 and will apply ASU 2024-02 prospectively to all new transactions recognized on or after the adoption date. The adoption of ASU 2024-02 did not have material effect on the Company's condensed consolidated financial statements and related disclosures for the three months ended March 31, 2025.
In March 2024, the FASB issued ASU 2024-01—Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The Company adopted ASU 2024-01 on January 1, 2025. The adoption of ASU 2024-01 did not have material effect on the Company's condensed consolidated financial statements and related disclosures for the three months ended March 31, 2025.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosure by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This guidance is effective for the Company for the year beginning January 1, 2025, with early adoption permitted. The Company does not expect the adoption of ASU 2023-09 to have a material effect on condensed consolidated financial statements and related disclosures for the three months ended March 31, 2025.
Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Note 3. Revenue
Product revenue, net
On November 8, 2024 the Company was notified by the FDA that the Company’s BLA was approved, allowing for the marketing of AUCATZYL in the United States for the treatment of adult patients with r/r B-ALL.
Product revenue, net recognized after estimated deductions for rebates, chargebacks and returns for the three months ended March 31, 2025, and 2024, is presented in the table below by geographical location (in thousands):

	Three Months Ended March 31,
	2025	2024
Product revenue, net
United States of America	$8,982	$—
Total Product revenue, net	$8,982	$—
During the three months ended March 31, 2025, 100% of the Company's product revenue, net was generated through the Company's agent Cardinal Health 105, LLC (“Cardinal Health”) from ATCs on behalf of patients.
Accounts receivable from contracts with customers
Accounts receivable as of March 31, 2025 and December 31, 2024 was $14.3 million and less than $0.1 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of March 31, 2025 and December 31, 2024 were immaterial.
Accruals for rebates, chargebacks and returns
Current and non-current accruals for rebates and chargebacks as of March 31, 2025 were as follows (in thousands):

	Rebates	Chargebacks	Total
As of December 31, 2024	$—	$—	$—
Provisions relates to sales in the period	332	136	468
Credits and payments made	(129)	—	(129)
As of March 31, 2025	$203	$136	$339
License revenue, net
License revenue for the three months ended March 31, 2025, and 2024, is presented in the table below by geographical location (in thousands):

	Three Months Ended March 31,
	2025	2024
License revenue
Europe	$—	$10,091
Total License revenue	$—	$10,091
Major customers
The Company did not recognize any license revenue during the three months ended March 31, 2025. During the three months ended March 31, 2024, 100% of the Company’s license revenues were generated from BioNTech.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
License and Option Agreement with BioNTech
On February 6, 2024, the Company concurrently entered into the BioNTech Agreements.
For further details on the terms and accounting treatment considerations for the BioNTech Agreement, refer to following notes to these interim condensed consolidated financial statements:
•Note 2, “Summary of significant accounting policies”
•Note 13, “Shareholders’ equity”
•Note 15, “Liabilities related to future royalties and milestones, net”
•Note 17, “Commitments and contingencies”
As the BioNTech License and Option Agreement (as defined below) has been accounted for as one freestanding financial instrument with various embedded features, including the Binder License and related transfer of know-how, Technology Options, and Product Options, the Company is required to consider if the embedded features are required to be bifurcated from the host contract and therefore accounted for as a separate derivative. The Company concluded the Binder License and related transfer of know-how, Technology Options, and Product Options meet the scope exception set out in ASC 815-10-15-59(d) and therefore not accounted for as derivatives under ASC 815, Derivatives and Hedging (“ASC 815”).
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
The Company further determined the consideration received included in the transaction price at contract inception, is to be allocated to the one combined performance obligation. The Company determined that the performance obligation was recognized at a point-in-time, upon the delivery of the transfer of know-how and Binder License to BioNTech. The Company recognized total license revenue of $10.1 million (net of foreign exchange differences), related to the BioNTech License and Option Agreement during the three months ended March 31, 2024. No license revenue was recognized during the three months ended March 31, 2025.
The Company is eligible to receive milestone payments of up to $32.0 million in the aggregate upon the achievement of specified clinical development and regulatory milestones for each Binder Licensed Product that achieves such milestones. The Company is also eligible to receive a low single-digit royalty on net sales of Binder Licensed Products, subject to customary reductions, which are subject to specified limits. The royalty will be increased if BioNTech, its affiliates or sublicensees commercialize a Binder Licensed Product in an indication and country in which the Company or its affiliates or licensees also commercializes a product containing the same binders. Under the BioNTech License and Option Agreement, BioNTech is solely responsible for, and has sole decision-making authority with respect to, at its own expense, the exploitation of Binder Licensed Products. Milestone payments and royalty payments are regarded as variable consideration and will be evaluated under the most likely amount method. Milestone payments and royalty payments were not included in the transaction price, as these amounts were fully constrained as of March 31, 2025 and 2024, respectively.
Technology Options
As the Binder Option and the Activity Enhancement Option, the (“Technology Options”) are outside the scope of ASC 815, the Company considered other relevant accounting guidance to apply to this component of the BioNTech License and Option Agreement. The Company therefore applied ASC 606, considering particularly the accounting guidance related to any options granted to customers to purchase additional goods or services at a future date as this could provide a material right to the customer. A material right is a promise embedded in a current contract that should be accounted for as a separate performance obligation. The Company determined the Technology Options were not offered at a significant and incremental discount. Accordingly, the Technology Options granted to BioNTech do not represent a material right and, therefore, were not a performance obligation at the outset of the arrangement. The Technology Option exercise fee equates to the standalone selling price of the technologies underlying each option and consequently, the transaction price of $10.0 million was not allocated to the Technology Options’ performance obligation. No Technology Options were exercised during the three months ended March 31, 2025 and 2024, respectively.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Product Options
As the option to obtain exclusive rights to co-fund development costs of the Company’s development-stage programs AUTO1/22 and AUTO6NG (“Product Options”) are precluded from being accounted for under ASC 815 due to the scope exception, management considered the terms of the Product Options and concluded that they should be accounted for as a gain contingency under the scope of ASC 450 - Contingencies (“ASC 450”). The Product Options, unlike the Technology Options, are 1) still subject to negotiation as to the specific activities to be performed by each party, which will be determined and agreed before the Product Options can be exercised, and 2) have not been exercised upon signature of the BioNTech License and Option Agreement. As a result, Product Options are not accounted for under ASC 606, and no recognition is required under ASC 450, until the Product Options are exercised. No Product Options were exercised during the three months ended March 31, 2025 and 2024, respectively. The product option for AUTO1/22 was not exercised and has expired as of February 8, 2025.
Note 4. Interest Expense, Net
Interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense accrued on liabilities related to future royalties and milestones, net	$10,138	$8,390
Cumulative catch-up adjustment arising from the liabilities related to future royalties and milestones, net	—	10,870
Other interest expense	5	9
Total interest expense	$10,143	$19,269
Note 5. Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss	$(70,161)	$(52,690)
Net loss - basic and diluted	$(70,161)	$(52,690)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	266,126,548	222,170,707
Basic and diluted net loss per ordinary share	$(0.26)	$(0.24)
For all periods presented, outstanding but unvested restricted stock units, share options and warrants have been excluded from the calculation, because their effects would be anti-dilutive. Therefore, the weighted average number of ordinary shares used to calculate both basic and diluted loss per share is the same for all periods presented.
The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Unvested restricted stock units	16,250	45,719
Share options	30,478,805	17,731,649
Warrants	3,265,306	3,265,306
Total potentially dilutive securities	33,760,361	21,042,674

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Note 6. Fair Value Measurements
The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in the following levels:
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2025
	Aggregate estimated fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$87,800	$87,800	$—	$—
Debt Securities issued by Foreign Government	464	—	464	—
	$88,264	$87,800	$464	$—

Assets classified as marketable securities: available-for-sale debt securities
Commercial paper	$37,168	$—	$37,168	$—
Corporate debt securities	147,772	—	147,772	—
Debt Securities issued by Foreign Government	130,575	—	130,575	—
United Kingdom Government Gilts	71,913	—	71,913	—
United States Treasury Bills	33,348	33,348	—	—
	$420,776	$33,348	$387,428	$—

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

	December 31, 2024
	Aggregate estimated fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$113,447	$113,447	$—	$—
Commercial paper	14,301	—	14,301	—
Debt Securities issued by Foreign Government	54,897	—	54,897	—
United Kingdom Government Gilts	29,358	—	29,358	—
United States Treasury Bills	7,989	7,989	—	—
	$219,992	$121,436	$98,556	$—

Assets classified as marketable securities: available-for-sale debt securities
Commercial paper	$21,141	$—	$21,141	$—
Corporate debt securities	151,124	—	151,124	—
Debt Securities issued by Foreign Government	72,012	—	72,012	—
United Kingdom Government Gilts	69,295	—	69,295	—
United States Treasury Bills	47,071	47,071	—	—
	$360,643	$47,071	$313,572	$—
The Company estimates the fair value of available-for-sale debt securities using actual trade and indicative prices sourced from third-party providers on a daily basis to estimate the fair value. If observable market prices are not available (such as for securities with short maturities and limited second market activity), the securities are priced using a valuation model that maximizes the use of observable inputs, such as market interest rates.
As of March 31, 2025 and December 31, 2024, the Company did not have non-financial assets measured at fair value on a recurring basis. During the three months ended March 31, 2025 and the year ended December 31, 2024, there were no transfers between fair value levels.
Note 7. Marketable Securities: Available-For-Sale Debt Securities
As of March 31, 2025 and December 31, 2024, the Company has the following investments in available-for-sale debt securities, which are categorized as marketable securities: available-for-sale debt securities on the balance sheet depending on their maturity at acquisition (in thousands):

	March 31, 2025
	Remaining contractual maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value
Marketable securities: available-for-sale debt securities:
Commercial paper	within 1 year	$37,163	$6	$(1)	$37,168
Corporate debt securities	within 1 year	117,420	24	(53)	117,391
Debt Securities issued by Foreign Government	within 1 year	130,565	14	(4)	130,575
United Kingdom Government Gilts	within 1 year	71,842	71	—	71,913
United States Treasury Bills	within 1 year	18,392	9	(1)	18,400
Corporate debt securities	1 to 5 years	30,405	8	(32)	30,381
United States Treasury Bills	1 to 5 years	14,906	42	—	14,948
Total		$420,693	$174	$(91)	$420,776

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

	December 31, 2024
	Remaining contractual maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value
Marketable securities: available-for-sale debt securities:
Commercial paper	within 1 year	$21,145	$3	$(7)	$21,141
Corporate debt securities	within 1 year	91,853	5	(70)	91,788
Debt Securities issued by Foreign Government	within 1 year	72,056	—	(44)	72,012
United Kingdom Government Gilts	within 1 year	69,320	—	(25)	69,295
United States Treasury Bills	within 1 year	29,663	12	—	29,675
Corporate debt securities	1 to 5 years	59,530	—	(194)	59,336
United States Treasury Bills	1 to 5 years	17,393	7	(4)	17,396
Total		$360,960	$27	$(344)	$360,643
The number of securities held by the Company and aggregate fair value (in thousands) and in an unrealized loss position as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025
	Number of securities held	Gross unrealized losses	Fair market value of investments in an unrealized loss position
Marketable securities: available-for-sale debt securities in a continuous loss position for less than 12 months:
Commercial paper	3	$(1)	$9,875
Corporate debt securities	29	(85)	97,556
Debt Securities issued by Foreign Government	4	(4)	28,024
United States Treasury Bills	1	(1)	3,966
Total	37	$(91)	$139,421

	December 31, 2024
	Number of securities held	Gross unrealized losses	Fair market value of investments in an unrealized loss position
Marketable securities: available-for-sale debt securities in a continuous loss position for less than 12 months:
Commercial paper	3	$(7)	$8,944
Corporate debt securities	41	(264)	133,078
Debt Securities issued by Foreign Government	5	(44)	72,012
United Kingdom Government Gilts	3	(25)	69,295
United States Treasury Bills	4	(4)	9,905
Total	56	$(344)	$293,234

The aggregated net unrealized loss on available-for-sale debt securities in the amount of $0.1 million has been recognized in accumulated other comprehensive loss in the Company's condensed consolidated balance sheet as of March 31, 2025.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
At March 31, 2025, the Company held 37 marketable securities: available-for-sale debt securities out of its total investment portfolio that were in a continuous unrealized loss position. As of March 31, 2025, no allowance for expected credit losses has been recognized in relation to securities in an unrealized loss position. The related unrealized losses are not severe, have been for a short duration and are due to normal market, exchange rate fluctuations and all securities have an investment-grade credit rating. The Company neither intends to sell these investments nor has concluded that it will more-likely-than-not have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity.
There were no amounts reclassified out of other comprehensive income (loss), net of tax during the three months ended March 31, 2025. There were no available-for-sale debt securities as of December 31, 2024.
Note 8. Inventories, Net
Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Consumables	$4,756	$2,026
Raw materials	3,046	1,956
Work in progress	5,431	16
Finished goods	1,414	140
Total inventories, net	$14,647	$4,138
Note 9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Research and development claims receivable	$41,790	$38,242
Prepayments	13,719	15,212
VAT receivable	5,500	5,996
Deferred cost	2,420	2,320
Accrued interest income	2,349	2,566
Other assets	1,621	1,571
Lease and lease deposit receivable	960	930
Other receivables	423	491
Total prepaid expenses and other current assets	$68,782	$67,328
Note 10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Lab equipment	$43,718	$41,728
Office equipment	6,534	6,330
Furniture and fixtures	2,434	2,359
Leasehold improvements	14,566	14,116
Assets under construction	28,407	19,638
Less: accumulated depreciation	(37,689)	(34,618)
Total property and equipment, net	$57,970	$49,553
Depreciation expense for the three months ended March 31, 2025 and 2024 was $2.0 million and $1.8 million, respectively.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Note 11. Intangible Assets, Net
The following table summarizes the carrying amount of the Company's intangible assets, net of accumulated amortization (in thousands):

	March 31,	December 31,
	2025	2024
Licensed IP rights	$12,935	$12,535
Software licenses	47	—
Less: accumulated amortization	(507)	(162)
Total intangibles assets, net	$12,475	$12,373
Amortization expense was $0.3 million and nil for the three months ended March 31, 2025 and 2024, respectively. The estimated annual amortization expense related to this asset is $1.1 million for each of the five years ending in 2029.
Note 12. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Compensation and benefits	$15,854	$19,681
Research and development costs	12,682	13,372
Other accrued expenditure	7,505	6,075
Professional fees	7,195	9,075
VAT accrual	3,709	3,594
Other liabilities	2,375	479
Rebates, chargebacks and returns	339	—
Total accrued expenses and other liabilities	$49,659	$52,276
Note 13. Shareholders’ Equity
Ordinary Shares
Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the Company’s board of directors and declared by the shareholders. As of March 31, 2025, the Company has not declared any dividends.
Restricted Stock Units
At March 31, 2025, restricted stock unit awards for 16,074 ordinary shares had vested but the underlying shares had not been issued. However, these vested restricted stock unit awards have been included in the calculation of the Company’s outstanding shares at March 31, 2025 as they are considered issuable for little or no cash consideration. Subsequent to March 31, 2025, 12,500 of the underlying ordinary shares were issued.
February 2024 Underwritten Offering
On February 12, 2024, the Company completed an underwritten offering of 58,333,336 ADSs representing 58,333,336 ordinary shares at an offering price of $6.00 per ADS. Aggregate net proceeds to the Company, after underwriting discounts and offering expenses, were $326.8 million.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
BioNTech Securities Purchase Agreement
Concurrently with the execution of the BioNTech License and Option Agreement (see Note 3 and Note 15), the Company and BioNTech entered into the BioNTech Securities Purchase Agreement (as defined below) pursuant to which the Company sold ADSs, each representing one ordinary share, to BioNTech in a private placement transaction (the “Private Placement”). On February 13, 2024, the Company completed the Private Placement of 33,333,333 ADSs representing 33,333,333 ordinary shares at an offering price of $6.00 per ADS. Aggregate net proceeds to the Company, after underwriting discounts and offering expenses, were $193.8 million.
In the event that BioNTech and the Company enter into a joint manufacturing and commercial services agreement within 18 months of the initial closing of the Private Placement, BioNTech will purchase up to 15,000,000 ADSs for an aggregate purchase price of up to $20.0 million, subject to additional limitations and restrictions.
Note 14. Share-Based Compensation
The following table summarizes the total share-based compensation expense included in the unaudited condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$998	$450
Selling, general and administrative expenses	1,732	1,836
Cost of sales	146	—
Capitalized to intangibles, net / property and equipment, net	(9)	(2)
Total share-based compensation expense	$2,867	$2,284
Share Options
The table below summarizes Company’s share option activity during the three months ended March 31, 2025:

	Number of Options	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2024	20,754,316	$5.41	7.78	$1,536
Granted	10,504,647	1.89		116
Forfeited	(166,459)	3.00		—
Expired	(613,699)	4.88		—
Outstanding as of March 31, 2025	30,478,805	$4.22	8.37	$116
Exercisable as of March 31, 2025	11,541,896	$7.11	6.81	$75
Vested and expected to vest as of March 31, 2025	30,478,805	$4.22	8.37	$116

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of ordinary shares for those options in the money as of March 31, 2025.

The weighted average grant-date fair value of share options granted was $1.34 per share option for the three months ended March 31, 2025. The weighted average grant-date fair value of share options granted was $4.53, per share option for the three months ended March 31, 2024.
The total intrinsic value of share options exercised was nil for the three months ended March 31, 2025. The total intrinsic value of options exercised was $0.3 million for the three months ended March 31, 2024.
As of March 31, 2025, the total unrecognized compensation expense related to unvested share options without performance conditions was $22.2 million, which the Company expects to recognize over a weighted average vesting period of 3.51 years.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Restricted Stock Units
The table below summarizes Company’s restricted stock unit (“RSU”) awards activity during the three months ended March 31, 2025:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at December 31, 2024	32,412	$4.22
Vested	(16,074)	4.67
Forfeited	(88)	6.20
Unvested and outstanding at March 31, 2025	16,250	$3.77
As of March 31, 2025, there was less than $0.1 million of unrecognized share-based compensation expense related to unvested RSUs without performance conditions, which is expected to be recognized over a weighted average period of 1.07 years.
Note 15. Liabilities Related to Future Royalties and Milestones, Net
The following table summarizes the carrying amount of the Company's liabilities related to future royalties and milestones, net (in thousands):

	March 31,	December 31,
	2025	2024
Balance at January 1	$248,100	$170,899
Initial recognition of BioNTech liability	—	38,335
Proceeds from Blackstone Development Payments received	—	30,000
Interest expense accrued on liabilities related to future royalties and milestones, net	10,137	39,510
Cumulative catch-up adjustment	—	(30,644)
Total liabilities related to future royalties and milestones, net	$258,237	$248,100
The following table summarizes the current versus non-current split of the liabilities related to future royalties and milestones, net (in thousands):

	March 31,	December 31,
	2025	2024
Current portion of liabilities related to future royalties and milestones, net	$4,800	$3,500
Non-current portion of liabilities related to future royalties and milestones, net	253,437	244,600
Total liabilities related to future royalties and milestones, net	$258,237	$248,100
During the three months ended March 31, 2025 and 2024, interest expense on liabilities related to future royalties and milestones, net amounted to $10.1 million and $8.4 million, respectively.
During the three months ended March 31, 2025 and 2024, cumulative catch-up adjustment (included in interest expense) amounted to nil and $10.9 million, respectively.
Blackstone Collaboration Agreement
On November 6, 2021, the Company concurrently entered into the following agreements with BXLS V - Autobahn L.P, (“Blackstone”): (i) Strategic Collaboration Agreement (the “Blackstone Collaboration Agreement”), (ii) Securities Purchase Agreement (the “Blackstone Securities Purchase Agreement”), (iii) Warrant Agreement (the “Blackstone Warrant”) and (iv) Registration Rights Agreement (the “Blackstone Registration Rights Agreement”). The Blackstone Collaboration Agreement, the Blackstone Securities Purchase Agreement, the Blackstone Warrant and the Blackstone Registration Rights Agreement are collectively referred to as the “Blackstone Agreements”. The Blackstone Agreements were entered into and in contemplation of one another and, accordingly, the Company assessed the accounting for the Blackstone Agreements in the aggregate.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
For further details on the terms and accounting treatment considerations for these contracts, please refer to following notes to the Company’s consolidated financial statements contained in the Company’s Annual Report:
•Note 2, “Summary of significant accounting policies”
•Note 12, “Liabilities related to future royalties and milestones, net”
•Note 13, “Warrants”
•Note 14, “Shareholders’ equity”
In November 2021, the upfront payment of $50.0 million was paid by Blackstone upon execution of the Blackstone Collaboration Agreement. In December 2022, two Blackstone Development Payments were paid by Blackstone of $35.0 million each as a result of (i) the joint steering committee’s review of the Company’s interim analysis of pivotal FELIX Phase 2 clinical trial of obe-cel in r/r B-ALL and (ii) achievement of a pre-agreed manufacturing milestone as a result of completion of planned activities demonstrating the performance and qualification of the Company’s obe-cel’s manufacturing process. On November 8, 2024, the Company was notified by the FDA that the Company has been granted marketing approval for AUCATZYL for the treatment of adult patients (18 years and older) with r/r B-ALL. The remaining $30.0 million of Blackstone Development Payments are now payable to the Company as a result of such approval.
BioNTech Agreements
On February 6, 2024, the Company concurrently entered into a (i) Securities Purchase Agreement (the “BioNTech Securities Purchase Agreement”), (ii) Registration Rights Agreement, (iii) Letter Agreement and (iv) License and Option Agreement (the “BioNTech License and Option Agreement”), collectively called the “BioNTech Agreements”, with BioNTech. The BioNTech Agreements were entered into and in contemplation of one another and, accordingly, the Company assessed the accounting for these agreements in the aggregate. The following descriptions of the BioNTech Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements.
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

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
The carrying amount of the Blackstone Collaboration Liability and BioNTech Liability is based on the Company’s estimate of the future royalties to be paid to BioNTech to be received over the life of the arrangement as discounted using an effective interest rate. The excess or deficit of estimated present value of future royalties over the initial carrying amount, is recognized using the cumulative catch-up method within interest expense using the initial effective interest rate. The imputed rate of interest on the unamortized portion of the Blackstone Collaboration Liability and BioNTech Liability was approximately 15.80% and 28.70% as of March 31, 2025, respectively.
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
Note 16. Leases
Operating leases - Lessee
The Company leases certain office space, laboratory space, and equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present.
The Company’s costs as a lessee for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$2,172	$2,098
Variable costs	496	544
Short term lease costs	15	101
Total lease costs	$2,683	$2,743
Supplemental cash flow information for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
Other information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash (inflows) outflows from operating leases(1)	$(2,163)	$1,725
(1) Includes lease incentives received during the three months ended March 31, 2025 relating to our Nucleus facility lease.
The weighted average remaining lease term and weighted average discount rate of operating leases as of March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Weighted-average remaining lease term - operating leases	16.1 years	16.0 years
Weighted-average discount rate - operating leases	8.16%	7.44%

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
The maturities of operating lease liabilities as of March 31, 2025 were as follows (in thousands):

2025(1)	$120
2026(1)	8,522
2027	8,625
2028	7,884
2029	5,929
Thereafter	79,890
Total lease payments	110,970
Less: imputed interest	(53,262)
Present value of lease liabilities	$57,708
(1) Includes lease incentives from the Nucleus facility lease variation amounting to $6.3 million and $0.7 million, for the years ending December 31, 2025 and 2026, respectively.
Note 17. Commitments and Contingencies
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
In previous periods, the Company has entered into agreements with certain advisory firms. The Company is obligated to make specified payments upon the achievement of certain strategic transactions involving the Company. During the three months ended March 31, 2024, the Company paid a fee under these agreements. There were no fees paid or payable to strategic advisory firms during the three months ended March 31, 2025
The Company has estimated the probability of the Company achieving each potential milestone in relation to the agreements with UCLB, Miltenyi and its agreements with certain advisory firms in accordance with ASC 450. The Company considers regulatory approval, commercial milestones and execution of collaboration agreements probable when actually achieved. Furthermore, the Company recognizes expenses for clinical milestones when their achievement is deemed probable. The Company concluded that, as of March 31, 2025, there were no other milestones for which the likelihood of achievement was currently probable.
Capital Commitments
As of March 31, 2025, the Company’s unconditional purchase obligations for capital expenditures totaled $16.4 million and included signed orders for capital equipment and capital expenditures for construction and related expenditures relating to its properties in the United Kingdom and United States. The Company expects to incur the full amount of these obligations within one year.
Master Supply Commitments
As of March 31, 2025, the Company’s unconditional purchase obligations with Miltenyi Biotec GmbH for reagents and consumables totaled $2.9 million, which the Company expects to incur within one year.
BioNTech Agreements
BioNTech License and Option Agreement - Product Options gain contingency
As the Product Options within the BioNTech License and Option Agreement were an embedded feature within a freestanding financial instrument, the Company assessed if the Product Options should be accounted for as a derivative under ASC 815. However, the Company determined the Product Options met the scope exception for derivative accounting under ASC 815 and therefore should be accounted for a gain contingency under the scope of ASC 450. As of March 31, 2025 and December 31, 2024, Product Options were not exercised and therefore no amounts were recognized.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details about the BioNTech Agreements.
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any litigation and did not have contingency reserves established for any liabilities as of March 31, 2025 and December 31, 2024.
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
SME R&D tax credit
In the accounting period to December 2023, based on the relevant tax legislation, the Company met the conditions of the R&D intensive scheme, and therefore submitted its corporate tax return on this basis. This is subject to agreement by the United Kingdom tax authority. The tax authority based on their non-statutory guidance, included some expenditure in the calculation of whether a company meets the R&D intensive scheme, which is in conflict with the criteria in the tax legislation. The position is uncertain and the legislation is currently untested in the United Kingdom courts. If the Company's claim is unsuccessful, normal SME relief will be available and there will be a material reduction in the value of the tax credit obtained (18.6% as opposed to 26.97% net benefit). Should the uncertainty be resolved in the Company’s favor, this would result in a gain and accounted for a gain contingency under the scope of ASC 450.
Note 18. Segment Reporting
Long-lived assets
Long-lived assets (excluding intangibles, deferred tax and financial instruments) were located as follows (in thousands):

	March 31,	December 31,
	2025	2024
United Kingdom	$113,534	$104,160
United States of America	686	891
Total long-lived assets	$114,220	$105,051
Revenue
Revenue recognized by geographic area are disclosed in Note 3, “Revenue”.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Segment profit or loss
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	March 31,	March 31,
	2025	2024
Product Revenue, net	$8,982	$—
License Revenue	—	10,091
Less operating expenses:
Research and clinical development	(13,119)	(5,117)
Product delivery	(19,747)	(19,690)
Commercial and Medical affairs	(19,144)	(9,406)
Support functions	(17,025)	(11,978)
Other segment expenses, net (1)	(5,187)	(2,657)
Total operating expenses	(74,222)	(48,848)
Operating loss	(65,240)	(38,757)
Other income, net	129	(300)
Foreign exchange (losses) gains	1,181	(1,305)
Interest income	6,137	6,933
Interest expense, net	(10,143)	(19,269)
Income tax (expense) benefit	(2,225)	8
Segment and consolidated net loss	$(70,161)	$(52,690)
(1) Other segment expenses, net include United Kingdom research and development tax credits, depreciation, amortization and share-based compensation expenses.
Note 19. Related Party Transactions
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
As of March 31, 2025, the carrying amount of the Blackstone Collaboration Agreement Liability was $219.4 million which included aggregated cumulative non-cash interest expense and cumulative catch-up adjustment of $7.8 million. As of December 31, 2024, the carrying amount of the Blackstone Collaboration Agreement Liability was $211.6 million which included aggregated cumulative non-cash interest expense (including cumulative catch-up adjustments), of $10.7 million. Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details.
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
As of March 31, 2025, the carrying amount of the BioNTech Liability was $38.8 million which included aggregated cumulative interest expense and cumulative catch-up adjustment of $2.3 million. As of December 31, 2024, the carrying amount of the BioNTech Liability was $36.5 million which included aggregated cumulative non-cash interest expense (including cumulative catch-up adjustments), of $1.8 million. Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details.
Note 20. Subsequent Events
The Company evaluated subsequent events through May 8, 2025, the date on which these unaudited condensed consolidated financial statements were issued. The United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”) granted AUCATZYL conditional marketing authorization on April 25, 2025, and the Company anticipates commercial launch in the United Kingdom in the second half of 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated interim financial statements and the related notes to those statements included in this Quarterly Report on Form 10-Q. We also recommend that you read our discussion and analysis of financial condition and results of operations together with our audited financial statements and the notes thereto, which appear in our Annual Report on the Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission, or the SEC on March 20, 2025, or the Annual Report.
We maintain our books and records in pounds sterling, our results are subsequently converted to U.S. dollars, and we prepare our consolidated financial statements in accordance with U.S. GAAP, as issued by the FASB. All references in this Quarterly Report on Form 10-Q to “$” are to U.S. dollars and all references to “£” are to pounds sterling. Our unaudited condensed consolidated statements of operations and comprehensive loss and unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.2588 and £1.00 to $1.2680, respectively. Our unaudited condensed consolidated balance sheet as of March 31, 2025 and audited consolidated balance sheet as of December 31, 2024 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.2935 and £1.00 to $1.2618, respectively. These translations should not be considered representations that any such amounts have been, could have been or could be converted into U.S. dollars at those or any other exchange rate as of those or any other dates.
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
Since our inception, we have incurred significant operating losses. For the three months ended March 31, 2025 and 2024, we incurred net losses of $70.2 million and $52.7 million, respectively, and had an accumulated deficit of $1,169.4 million and $1,099.2 million as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, we had cash and cash equivalents of $95.8 million and marketable securities of $420.8 million. Based on our current clinical development and commercialization plans, we believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our current and planned operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of our unaudited condensed consolidated financial statements included in this Quarterly Report. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our revenues and expenses, which we have based on assumptions that may prove to be wrong and could prove to be significantly higher than we currently anticipate, could vary materially and adversely as a result of a number of factors. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

Recent Developments
AUCATZYL launch
•Our reported Q1 2025 net product sales of $9.0 million.
•We have 39 cancer treatment centers fully activated in the United States as of May 7, 2025. Patient access to AUCATZYL continues to increase, with coverage secured for greater than 90% of total United States medical lives.
•On April 1, 2025, the Centers for Medicare and Medicaid Services (“CMS”) included AUCATZYL in their published Healthcare Common Procedure Coding System (“HCPCS”) coding determinations and Hospital Outpatient Prospective Payment System (“OPPS”) payment rates, formalizing reimbursement for patients on government programs. The CMS policy splits the therapeutic dose of AUCATZYL into two administrations for coding and billing purposes. We are working with the treatment centers on implementing the coding and payment policy from CMS and we are assessing any potential impact on the timing revenue recognition.
•On April 25, 2025, the MHRA granted conditional marketing authorization for AUCATZYL (obecabtagene autoleucel) for the treatment of adult patients with relapsed or refractory B-cell precursor acute lmphoblastic leukemia (“r/r B-ALL”). We will work with The National Institute for Health and Care Excellence (“NICE”) on patient access to therapy and a meeting is planned in May 2025.
•Obe-cel is under regulatory review in the European Union (“EU”) and we expect to receive notification of approval status from in the second half of 2025.
Obe-cel clinical updates:
Obe-cel in lupus nephritis (“LN”)
•Preliminary data from the Phase 1 dose confirmation clinical trial (“CARLYSLE”) in refractory systemic lupus erythematosus (“SLE”) patients were reported on April 23, 2025, and support progressing into a planned Phase 2 pivotal clinical trial. Out of six patients in the cohort, three patients had complete renal response, all by month three. Complement normalized in all patients by month one. Rash, alopecia and mucosal ulcers resolved by month three and arthritis resolved by month one in all patients. Data show high peak expansion and deep B cell aplasia consistent with known obe-cel characteristics in oncology indications. No dose limiting toxicities (“DLTs”) or immune effector cell-associated neurotoxicity syndrome (“ICANS”) were observed in the trial to date. Grade one cytokine release syndrome (“CRS”) was observed in three out of six patients. Hypertension, a typical sign of advanced lupus nephritis, pre-existed in three patients. On study, five of six patients experienced a transient hypertension, including Grade 3, well managed by anti-hypertensive agents.
•We have aligned with U.S. Food and Drug Administration (the “FDA”) on the Phase 2 trial design and potential registrational path to approval and anticipates dosing the first patient in a Phase 2 trial before the year ending December 31, 2025.
•Full data with longer term follow-up from the Phase 1 CARLYSLE clinical trial is targeted for presentation at a medical conference in the second half of 2025.
Obe-cel in progressive multiple sclerosis (“MS”)
•We plan to advance obe-cel into clinical development in progressive MS. We expect to dose our first patient in a Phase 1 dose escalation clinical trial by year-end 2025.
Early-stage pipeline programs and collaborations:
•Our translational programs with University College London (“UCL”) continue to fuel our early-stage pipeline, providing a cost-efficient path to development.

Components of Our Results of Operations
Product revenue, net
We account for our product revenues pursuant to the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). We have one performance obligation which is satisfied upon the notification by the customer of administration of treatment. However, the performance obligation is constrained by the customer's right of return and/or credit eligibility which expires when a patient is dosed.. Therefore, we recognize revenue from product sales when the customers’ ability to either cancel the order or request a refund has ceased, which is when the product is administered to the patient. Product revenues, net of gross-to-net deductions, are recognized only to the extent that a significant reversal in the amount of cumulative product revenue recognized is not probable of occurring when the uncertainty associated with gross-to- net deductions is subsequently resolved. Product revenues are recognized net of estimated rebates and chargebacks, patient travel assistance and patient co-pay assistance deductions. These deductions to product revenue are referred to as gross-to-net deductions and are estimated and recorded in the period in which the related product revenue occur.
Gross-to-net deductions
Rebates and chargebacks
Rebates and chargebacks are based on contractual arrangements or statutory requirements and include amounts due to payors and healthcare providers under various programs. These amounts may vary by payor and individual plans. Providers qualified under certain programs can purchase our products through our third-party logistics partner at a discount. Our third party logistics partner then charges the discount back to us.
Rebates and chargebacks are estimated primarily based on product sales, including pricing, historical and estimated payor mix, setting of care and discount rates, among other inputs, which require significant estimates and judgment. We assess and updates our estimates each reporting period to reflect actual claims and other current information.
Our wholly-owned subsidiary in the United States also participates in programs with government entities, the most significant of which are the US. Department of Defense (the “DoD”) and the US. Department of Veterans Affairs (the “VA”), and other parties, including covered entities under the 340B Drug Pricing Program (the “340B Program”), whereby pricing on products is extended below list price to participating entities. These entities are entitled to purchase AUCATZYL at the lower program price by charging the Company the difference between their acquisition cost and the lower program price. Accounts receivable is reduced for the estimated amount of unprocessed charge-back claims attributable to a sale.
Our wholly-owned subsidiary in the United States further participates in state government Medicaid programs and the Tricare program requiring discounts and rebates to participating government entities. All rebates provided through these programs are included in our Medicaid and Tricare rebate accrual. The estimated amount of unpaid or unbilled rebates are to be recognized and presented as a liability.
Patient Travel, Lodging and Meal Assistance
Travel, lodging, and meal assistance represents financial assistance to qualified patients and their caregiver, reimbursing them for certain travel, lodging, and meal expenses required during their treatment. Accrual for these expenses is based on an estimate of qualified patients that we expect to receive this assistance at each reporting period.
Patient Co-Pay Assistance
Co-pay assistance represents financial assistance to qualified patients, assisting them with cost sharing obligations for our product based on benefit design structure required by insurance. Our accrual for copay is based on an estimate of claims and the cost per claim that we expect to receive associated with qualified patients that exist at each reporting period.
License Revenue
We account for our revenue pursuant to the provisions of ASC 606. As of March 31, 2025, we have entered into various license agreements which included non-refundable upfront license fees, options for future commercial licenses, payments based upon achievement of clinical development and regulatory objectives, payments based upon achievement of certain levels of product sales, and royalties on licensed product sales.
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

Cost of Sales
Cost of sales represents production costs including raw materials, employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in commercial manufacturing functions, external manufacturing costs including outsourced professional expenses services, allocated facilities costs, depreciation and other expenses, royalties payable to third-parties and other costs incurred in bringing inventories to their location and condition prior to sale. Cost of sales also includes the cost of all commercial product delivered to authorized treatment centers, including product delivered but not yet recognized as revenue, which is captured as deferred revenue, any cancelled orders, and product related to the patient access program. Cost of sales may also include costs related to excess or obsolete inventory adjustment charges and amortization expense of intangible assets.
Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch raw materials inventory is depleted. Thus, the cost of sales as a percentage of net sales of AUCATZYL for the three months ended March 31, 2025 was affected by use of the initial pre-launch raw materials inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. We estimate our cost of sales as a percentage of net product revenue and will continue to be positively impacted as we sell product which includes some raw material inventory that was previously expensed prior to FDA approval.
Research and Development Expenses
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
After consultation, we have been advised by HMRC that any sale of our obe-cel CAR T therapy to United Kingdom customers in the future will be considered an exempt supply from a United Kingdom VAT perspective. Consequently, we have assessed and restricted the amount of United Kingdom VAT we have historically reclaimed and will continue to do so in the future. The restriction will be based on the estimated United Kingdom market turnover as a percentage of global turnover. We currently expect revenue from United Kingdom customers to only represent a small proportion of our overall activity. If the proportion of revenue from United Kingdom customers increases this would further restrict the amount of United Kingdom input VAT recovered. Included in research and development expenses is historical irrecoverable input VAT previously claimed on research and development expenses and subsequently reversed.

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
U.K. Research and Development Tax Credits
Research and development expenditure is presented net of reimbursements from reimbursable tax and expenditure credits from the United Kingdom government. As a company that carries out extensive research and development activities, we benefit from the Research and Development tax incentives provided by United Kingdom tax legislation. The specific provisions available to claim under vary year on year dependent on the criteria met.
The benefits from United Kingdom research and development tax credits are recognized in the statements of operations and comprehensive loss as a reduction of research and development expenses and represents the sum of the research and development tax credits recoverable in the United Kingdom
The SME program has been particularly beneficial to us as under such program the trading losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023 and decreasing to 18.6% after April 1, 2023. The United Kingdom government enacted changes to the SME regime effective from April 1, 2023 which included the introduction of a new rate for R&D intensive companies of 27%. Qualifying expenditures largely comprise of employment costs for research staff, consumables, outsourced contract research organization costs and utilities costs incurred as part of research projects for which we do not receive income. A large proportion of costs relate to our pipeline research, clinical trials management and manufacturing development activities, all of which are being carried out by our subsidiary Autolus Limited, are eligible for inclusion within these tax credit cash rebate claims.
Under the RDEC program, the headline rate for qualifying R&D expenditure is 20% and can generate cash rebates of up to 15% on qualifying R&D expenditure.
Amendments to the current SME and RDEC programs contained in the Finance Act 2024 (unless limited exceptions apply) introduce (i) restrictions on the tax relief that can be claimed for expenditure incurred on sub-contracted R&D activities or externally provided workers, where such activities are not carried out in the United Kingdom or such workers are not subject to United Kingdom payroll taxes, and (ii) merge the SME and RDEC programs into a single scheme which would generate net cash benefit of up to 15% of the qualifying expenditure for profit making companies and up to 16.2% for loss making companies. These changes take effect from periods commencing after April 1, 2024.

In the accounting period ending December 31, 2025, we will not qualify for relief under the SME program, based on size criteria concerning employee headcount, turnover and gross assets. However, we may make a claim under the merged RDEC regime, as detailed above.
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
We have experienced, and expect to continue to experience, increased expense with being a public company, including increased accounting, audit, legal, regulatory and compliance costs associated with maintaining compliance with Nasdaq listing rules and the SEC requirements, director and officer insurance premiums, as well as higher investor and public relations costs. Additionally, should we fail to maintain our status as a foreign private issuer, we would expect to incur increased expenses to remain compliant with applicable SEC and Nasdaq requirements.
Other income (expenses), net
Other income (expense), net consist primarily of sublease income and gains or losses arising from the termination of leases.
Foreign Exchange Gains (Losses), Net
Foreign exchange gains (losses), net primarily consist of foreign currency transaction gains and losses arising from transactions denominated in foreign currencies.
Interest Income
Interest income primarily relates to interest on cash, cash equivalents and available-for-sale debt securities and is presented net of amortization or accretion of the premium or discount on purchase and sales of the debt securities.
Interest Expense, Net
Interest expense, net consists primarily of interest expense arising from amortization of the liabilities related to future royalties and milestones, pursuant to our collaboration agreements with BXLS V - Autobahn L.P, (“Blackstone”) and BioNTech SE (“BioNTech”), using the effective interest rate method. On a quarterly basis, we assess the expected present value of the future Blackstone and BioNTech payments under the Blackstone Collaboration Agreement and BioNTech Agreements which may be received by us and future royalties and sales milestone payments to Blackstone and BioNTech which may be paid by us. To the extent the amount or timing of such receipts or payments is materially different than our previous estimates we record a cumulative catch-up adjustment to the liabilities related to future royalties and milestones. The adjustment to the carrying amount is recognized as an adjustment to interest expense in the period in which the change in estimate occurred.
Income Tax (Expense) Benefit
We are subject to corporate taxation in the United Kingdom, United States, Germany and Switzerland. Due to the nature of our business, we have generated losses since inception. Our income tax (expense) benefit recognized represents the sum of income tax payable or receivable in the United Kingdom and in the United States.
Un-surrendered United Kingdom losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of United Kingdom taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $545.6 million at December 31, 2024. A valuation allowance has been recognized against our deferred tax asset relating to our United Kingdom losses. We carried a $2.8 million deferred tax asset balance related to the United States entity at March 31, 2025 for which a valuation allowance of $1.8 million was applied. At March 31, 2025, we recorded a full valuation allowance against the net deferred tax asset in the United Kingdom, as the recoverability due to future taxable profits was uncertain.
In the event we generate revenues in the future, we may benefit from the United Kingdom “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%.

Results of Operations
Comparison of Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025, and 2024 (in thousands):

	Three Months Ended March 31,		Change	Change
	2025	2024	(in thousands)	(in percentage)
Revenue:
Product revenue, net	$8,982	$—	$8,982	100%
License revenue	—	10,091	(10,091)	(100)%
Total revenue, net	8,982	10,091	(1,109)	(11)%
Cost and operating expenses:
Cost of sales	(17,951)	—	(17,951)	100%
Research and development expenses, net	(26,734)	(30,671)	3,937	(13)%
Selling, general and administrative expenses	(29,534)	(18,177)	(11,357)	62%
Loss on disposal of property and equipment	(3)	—	(3)	100%
Loss from operations	(65,240)	(38,757)	(26,483)	68%
Other income (expense):
Other income (expenses), net	129	(300)	429	(143)%
Foreign exchange gains (losses), net	1,181	(1,305)	2,486	(190)%
Interest income	6,137	6,933	(796)	(11)%
Interest expense, net	(10,143)	(19,269)	9,126	(47)%
Total other income (expense), net	(2,696)	(13,941)	11,245	(81)%
Net loss before income tax	(67,936)	(52,698)	(15,238)	29%
Income tax (expense) benefit	(2,225)	8	(2,233)	(27913)%
Net loss	$(70,161)	$(52,690)	$(17,471)	33%
Product Revenue, Net
During the three months ended March 31, 2025, we generated product revenue, net in the amount of $9.0 million, from the sale of AUCATZYL in the United States, We did not generate any product revenue, in the three months ended March 31, 2024, as AUCATZYL was approved by the FDA for commercial use on November 8, 2024.
License Revenue
We did not recognize any license revenues during the three months ended March 31, 2025. License revenue amounting to $10.1 million for the three months ended March 31, 2024, relates to license revenue recognized pursuant to the License and Option Agreement with BioNTech.
Cost of Sales
In the three months ended March 31, 2025, we recognized cost of sales of $18.0 million, primarily consisting of salaries and other employment related costs, including share-based compensation expense, for personnel involved in AUCATZYL manufacturing activities, as well as outsourced professional services. These costs also included direct production costs for commercial product manufacturing and allocated facility costs such as maintenance, depreciation, utilities and rent. We did not recognize any cost of sales in the three months ended March 31, 2024, as AUCATZYL was not approved by the FDA for commercial use until November 8, 2024.
Certain manufacturing expenses incurred prior to AUCATZYL receiving the FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of sales included previously expensed inventories, the total cost of sales with these manufacturing costs included for the three months ended March 31, 2025, would have increased by approximately $2.4 million.

Research and Development Expenses
The following tables provide additional detail on our research and development expenses (in thousands):

	Three Months Ended March 31,		Change (in thousands)	Change (in percentage)
	2025	2024
Direct research and development expenses
B cell malignancies (Obe-cel & AUTO1/22)	$10,643	$4,309	$6,334	147%
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	168	168	—	—%
Total direct research and development expense	$10,811	$4,477	$6,334	141%

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	$13,396	$15,403	(2,007)	(13)%
Indirect research and development expense*	2,527	10,791	(8,264)	(77)%
Total research and development expenses	$26,734	$30,671	$(3,937)	(13)%
* Indirect research and development expense is net of United Kingdom research and development tax credits
Research and development expenses decreased by $3.9 million to $26.8 million for the three months ended March 31, 2025 from $30.7 million for the three months ended March 31, 2024 primarily due to:
•a decrease of $6.1 million related to our information technology infrastructure and support for information systems related to an allocation of expense from research and development to cost of sales and inventories related to commercial manufacturing following FDA approval of AUCATZYL in November 2024; and
•a decrease of $2.0 million in salaries and other employment related costs including share-based compensation expense, which was mainly driven by the reallocation of employees to commercial manufacturing activities included in cost of sales and inventories; offset by:
•an increase of $3.1 million in clinical trial costs, clinical manufacturing costs and material transportation costs relating to research and development activities; and
•a decrease of $1.1 million in United Kingdom R&D tax credits (increase in R&D expense) due to no longer being eligible for the SME scheme and moving to the merged RDEC from January 1, 2025, and lower qualifying spend.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $11.4 million to $29.5 million for the three months ended March 31, 2025 from $18.2 million for the three months ended March 31, 2024 primarily due to:
•an increase of $7.9 million in salaries and other employment related costs including share-based compensation expenses, which was mainly driven by an increase in the number of employees engaged in general and administrative activities;
•an increase of $1.7 million in commercial readiness costs including legal and professional fees due to increased commercial readiness activities being undertaken; and
•an increase of $1.7 million in information technology infrastructure and support for information systems and facility costs relating to the conduct of corporate and commercial operations including increase in space utilized for these activities.
Foreign Exchange Gains (Losses), Net
Foreign exchange gains (losses), net increased to a gain of $1.2 million for the three months ended March 31, 2025 from a loss of $1.3 million for the three months ended March 31, 2024. The gains and losses rises on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, including our cash and cash equivalents and liabilities related to future royalties and milestones.
Interest Income
Interest income decreased to $6.1 million for the three months ended March 31, 2025, as compared to $6.9 million for the three months ended March 31, 2024. The decrease in interest income of $0.8 million primarily relates to lower aggregate balances associated with our cash, cash equivalents and marketable securities during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Interest Expense, Net
Interest expense, net decreased to $10.1 million for the three months ended March 31, 2025 as compared to $19.3 million for the three months ended March 31, 2024. Interest expense, net decreased by $9.1 million primarily due to lower liabilities related to future royalties and milestone, net balances as of March 31, 2025 compared to March 31, 2024 in relation to the Collaboration Agreement with Blackstone and the BioNTech License and Option Agreement.
Liquidity and Capital Resources
As of May 8, 2025, we have one product approved for commercial sale in the United States, AUCATZYL, with the first commercial sale occurring in January 2025. Although we have recorded product revenue for sales of AUCATZYL, we have continued to incur operating losses and generate cumulative negative cash flows from our operations since our inception. We have an accumulated deficit of $1,169.4 million as of March 31, 2025.
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
We have funded our operations to date primarily with proceeds from government grants, sales of our equity securities, through public offerings and pursuant to our at-the-equity market facility, through United Kingdom research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements and strategic collaboration and financing agreements. From our inception in 2014 through March 31, 2025, we have raised an aggregate of $1.7 billion from these capital sources.
As of March 31, 2025, we had cash and cash equivalents of $95.8 million and available-for-sale debt securities of $420.8 million.
Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(75,565)	$(40,514)
Net cash used in investing activities	(59,547)	(533)
Net cash provided by financing activities	—	561,441
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,558	(1,185)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(131,554)	$519,209
Net Cash Used in Operating Activities
During the three months ended March 31, 2025, operating activities used $75.6 million of cash, resulting from our net loss of $70.2 million and net cash used resulting from changes in our operating assets and liabilities of $17.7 million, partially offset by non-cash charges of $12.3 million. The non-cash charges related to interest expense on liabilities related to future royalties and milestones, net, of $10.1 million, share-based compensation of $2.9 million, depreciation of $2.0 million, non-cash operating lease expense of $1.0 million, deferred income tax of $0.5 million and amortization of $0.3 million, which was offset by accretion on investments of $2.6 million and foreign exchange differences of $1.9 million. Net cash used in operating activities resulting from changes in our operating assets and liabilities for the three months ended March 31, 2025 consisted primarily of an increase in accounts receivable of $14.3 million, an increase in inventories of $10.1 million and a decrease in accrued expenses and other liabilities of $3.8 million, offset by an increase in deferred revenue of $4.7 million, an increase of $3.2 million in our operating lease liability, an increase in accounts payable of $1.9 million, and a net decrease of $0.7 million in prepaid expenses and other current and non-current assets.

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
Net Cash Used in Investing Activities
During the three months ended March 31, 2025 and 2024, we used $59.5 million and $0.5 million, respectively, of cash in investing activities. Net cash used in investing activities during the three months ended March 31, 2025 consisted of $71.3 million investment in marketable securities and of $8.2 million purchases of property and equipment offset by $20.0 million of maturity and redemption of marketable securities for the three months ended March 31, 2025. During the three months ended March 31, 2024, net cash used in investing activities related to the purchase of property and equipment.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2025, there was no cash provided by financing activities. During the three months ended March 31, 2024, net cash provided by financing activities of $561.4 million related to aggregate proceeds raised from the BioNTech Agreements and our underwritten offering of ADSs.
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
Based on our current clinical development and commercialization plans, we believe our existing cash and cash equivalents of $95.8 million and marketable securities of $420.8 million as of March 31, 2025, will enable us to fund our current and planned operating expenses and capital expenditure requirements for at least twelve months from the issuance of this Quarterly Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
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
Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, reimbursable United Kingdom research and development tax credits and receipts from the SME and RDEC schemes, out-licensing agreements, or strategic collaboration agreements. To the extent that we raise additional capital through the sale of equity, the ownership interest of existing shareholders will be diluted. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, out-licensing agreements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated interim financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated interim financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
Below we have included an update to our significant judgments and accounting estimates from those included in our Annual Report.
Expected rebate and chargeback percentage for product revenue deductions
Since approval of AUCATZYL in the United States in November 2024, we have a short history of actual rebate claims or chargebacks, and such information may have limited predictive value. We use the expected value method to estimate expected rebate and chargeback percentages for revenue deductions, which considers the likelihood of a rebate or chargeback being applicable to sales. The proportion of sales subject to a rebate or chargeback is inherently uncertain and estimates are based on internal assumptions, which may change as we develop more product experience, and third-party data, which we assess for reliability and relevance.
We are subject to state government Medicaid and Tricare programs and other qualifying federal and state programs in the United States requiring rebates to be paid to participating state and local government entities, depending on the eligibility and circumstances of patients treated with AUCATZYL.
Our wholly-owned subsidiary in the US also participates in programs with government entities, the most significant of which are the DoD and the VA, and other parties, including covered entities under the 340B Program, whereby pricing on AUCATZYL is extended below list price to participating entities, including ATCs. These entities are entitled to purchase AUCATZYL at the lower program price by charging the Company the difference between their acquisition cost and the lower program price. Estimating expected rebate and chargeback percentages for revenue deductions is judgmental due to the time delay between the date of the sale to ATCs and the subsequent dates on which we are able to determine actual amounts of chargebacks and rebates.
We form estimates of the 340B Program, the DoD and the VA chargeback deductions by analyzing sell-through data relating to the hospital mix of onward sales made by ATCs. For Medicaid and TriCare, we form estimates based on information obtained from claims received, historical and estimated payor mix, setting of care, discount rates and other industry data, and external health coverage statistics. Judgment is applied to consider the relevance and reliability of information used to make these estimates.
As of March 31, 2025, our total accrued product revenue deductions were $0.5 million, including $0.3 million related to critical estimates subject to significant estimation uncertainty and judgment, as described above. These are included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet as of March 31, 2025.

A 10% increase or decrease in estimates of expected rebate and chargeback percentages for amounts payable to governments or government agencies for the critical estimates described above would have resulted in a $0.2 million reduction or increase in Product revenue, net reported in the unaudited condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025. We believe our expected values of accruals reported in the unaudited condensed Consolidated Balance Sheet are materially appropriate; however, due to the uncertainties and judgements outlined above, it is possible eventual amounts could significantly differ to these estimates.
Contractual Obligations
As of March 31, 2025, other than disclosed in Notes 15 to 16 to our unaudited condensed consolidated interim financial statements included in this report, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Recent Accounting Pronouncements Not Yet Adopted
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated interim financial statements included in this Quarterly Report.
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
Interest Rate Risk
Our exposure to interest rate sensitivity is primarily impacted by changes in the underlying United States and United Kingdom bank interest rates. As of March 31, 2025, we had cash and cash equivalents of $95.8 million and marketable securities of $420.8 million, respectively. As of December 31, 2024, we had cash and cash equivalents of $227.4 million and marketable securities of $360.6 million, respectively. Our surplus cash has been invested in interest-bearing savings, money market funds and available for sale debt securities. An immediate hypothetical one percentage point change in interest rates would have resulted in a $1.0 million increase in interest income on our unaudited condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025.
As of March 31, 2025 the Blackstone Collaboration Agreement Liability has a fixed effective interest rate and is not subject to any fluctuations due to interest rates. However, the effective interest rate for the BioNTech Liability may be subject to fluctuations due to the discretionary nature of certain contractual payments to us. We have no other debt outstanding that is subject to interest rate variability. The carrying amount of the Blackstone Collaboration Agreement Liability and BioNTech Liability is based on our estimate of the future royalties, milestones to be paid to Blackstone by us and the expected Blackstone Development Payment to be received over the life of the arrangement as discounted using the initial effective interest rate. The excess or deficit of estimated present value of future royalty, milestone payments and the future Blackstone Development Payment received over the carrying amount is recognized as a cumulative catch-up adjustment within interest expense, net using the effective interest rate.
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
As of March 31, 2025, substantially of our cash and cash equivalents were held by one of our United Kingdom subsidiaries, of which approximately 55% were denominated in pound sterling and approximately 40% were denominated in U.S. dollars, with immaterial amounts denominated in euros and Swiss francs. The significant remainder of our cash and cash equivalents are held by our U.S. subsidiary and denominated in U.S. dollars.

We maintain our accounting records in pounds sterling, our functional currency, and present our consolidated financial statements in U.S. dollars for financial reporting purposes. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. We recorded foreign exchange gains of $1.2 million and foreign exchange losses of $1.3 million for the three months ended March 31, 2025 and 2024, respectively, which are included in foreign exchange (losses) gains, net in the unaudited condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of March 31, 2025.
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2025.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under the Exchange Act) occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors.
Our business is subject to numerous risks. You should carefully consider and evaluate each of the following factors as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements, and related notes, the risk factors discussed in our most recent Annual Report on Form 10-K, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price our ADSs could decline. You should also consider the more detailed description of our business contained in our Annual Report on Form 10-K.
Our products and product candidates are subject to government price controls in certain jurisdictions that may affect our ability to ability to receive adequate coverage and reimbursement for AUCATZYL, which could make it difficult for us to sell AUCATZYL profitably.
The current Trump U.S. presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. On April 1, 2025, CMS published Healthcare Common Procedure Coding System (“HCPCS”) application summaries and coding determinations, as well as the Outpatient Prospective Payment System (“OPPS”) Addendum B payment rates. AUCATZYL was included in these CMS publications, formalizing reimbursement for patients on government programs such as Medicare and Medicaid. The CMS policy splits the therapeutic dose of AUCATZYL into two administrations for coding and billing purposes. Because AUCATZYL is administered in two infusions approximately ten days apart, the CMS policy to bill each infusion separately may delay our and our treatment centers’ ability to recognize revenue from a particular treatment. We are working with our authorized treatment centers on implementing the allocation of costs and nonpayment risk in connection with the CMS policy and are assessing any potential impact on the timing of revenue recognition and the amount of rebates or chargebacks.
Market acceptance and sales of AUCATZYL will depend in part on the extent to which adequate reimbursement will be available from third-party payors, including government health administration authorities such as CMS. Third-party payors in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. Patients are unlikely to use our products, and providers are unlikely to prescribe our products, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products and their administration, and is provided in a timely manner. Therefore, coverage and adequate reimbursement is critical to new medical product acceptance.
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our pharmaceutical products, and for the advancement of our preclinical and clinical development programs. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. We source significant quantities of active pharmaceutical ingredients (“API”), precursor chemicals, and specialized equipment from international suppliers, with substantial reliance on foreign manufacturers. In addition, we manufacture all of our commercial supplies of AUCATZYL and clinical supplies of our other product candidates in the U.K. Tariff policies, particularly those affecting pharmaceutical products, could materially increase our costs and reduce our profitability, including as a result of our inability to adjust pricing in formulary-based markets. Recent and potential future changes in international trade policies, particularly regarding pharmaceutical-specific tariffs, present material risks to our operations and financial performance. Even if our own products are not directly subject to tariffs, the administration of a complex, rapidly changing tariff scheme by limited government personnel at the various U.S. ports of entry may prove challenging, and may create delays in our provision of commercial or clinical supply.
Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Should the current tariffs hold or additional tariffs be imposed specifically targeting pharmaceutical imports, our production costs could rise significantly, and it would be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources typically requires at least 18-24 months and substantial investment and regulatory approvals. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations.

Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.
Unlike many industries, our ability to pass increased costs to customers is limited by the structure of pharmaceutical pricing and reimbursement systems. Many of our products are included in formularies with pricing established through annual or multi-year contracts with commercial, third-party payors and pharmacy benefit managers, and reimbursement methodologies established by government programs, such as Medicare. These arrangements typically include fixed pricing terms that were negotiated prior to the implementation of the recently announced tariffs. As a result, and depending on the timing and scope of the implementation of these tariffs, cost increases due to tariffs may be difficult or impossible to pass through to customers until the next negotiation cycle, which could be up to 36 months away.
Current or future tariffs will also result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. Trade restrictions could result in delays to our development timelines, either by directly affecting the import of materials necessary for our clinical trials and commercialization efforts, or by creating bottlenecks at United States ports of entry. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.
The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in United States entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against United States entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn or escalation in trade tensions could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in our Annual Report for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit number	Description
3.1	Articles of Association of Autolus Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form F-1 (file no: 333-224720))
10.1*	Autolus Therapeutics plc - 2025 Inducement Plan
10.2*	Form of Stock Option Grant Notice and Stock Option Agreement for the Autolus Therapeutics plc - 2025 Inducement Plan.
10.3*	Form of Restricted Stock Unit Grant Notice and Award Agreement for the Autolus Therapeutics plc - 2025 Inducement Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.
†	Certain portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
#	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
*	Filed herewith
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

Autolus Therapeutics plc

Date:	May 8, 2025	By:	/s/ Christian Itin, Ph.D.
			Name	Christian Itin, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ Robert Dolski
			Name	Robert Dolski
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)