Form 10-Q
period 2025-06-30
Autolus Therapeutics plc
filed 2025-08-12
CIK 1730463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 11, 2025, the registrant had 266,141,411 ordinary shares (including shares in form of ADSs), par value $0.000042 per share, outstanding.

EXPLANATORY NOTE

Autolus Therapeutics plc (the “Company”) qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial statements
AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	Note	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents		$123,825	$227,380
Marketable securities - Available-for-sale debt securities	7	330,454	360,643
Restricted cash		1,507	1,425
Accounts receivable, net	3	26,644	15
Inventories, net	8	23,943	4,138
Prepaid expenses and other current assets	9	67,877	67,328
Total current assets		574,250	660,929
Non-current assets:
Property and equipment, net	10	66,467	49,553
Intangible assets, net	11	12,933	12,373
Prepaid expenses and other non-current assets		5,258	170
Operating lease right-of-use assets, net		58,619	55,498
Long-term deposits		1,052	963
Deferred tax asset		2,402	3,239
Total assets		$720,981	$782,725
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$5,408	$1,969
Accrued expenses and other liabilities	12	51,366	52,276
Deferred revenue	3	2,100	—
Operating lease liabilities, current		3,277	2,998
Liabilities related to future royalties and milestones, net - current	15	6,000	3,500
Total current liabilities		68,151	60,743
Non-current liabilities:
Operating lease liabilities, non-current		61,258	49,631
Liabilities related to future royalties and milestones, net - non-current	15	244,631	244,600
Other long-term payables		477	426
Total liabilities		374,517	355,400

Commitments and contingencies	17

Shareholders’ equity:
Ordinary shares, $0.000042 par value; 490,909,783 and 490,909,783 shares authorized as of June 30, 2025 and as of December 31, 2024, respectively; 266,137,837 and 266,121,689, shares issued at June 30, 2025 and December 31, 2024, respectively; 266,141,411 and 266,125,337, shares outstanding at June 30, 2025 and December 31, 2024, respectively		12	12
Deferred shares, £0.00001 par value; 34,425 shares authorized, issued and outstanding at June 30, 2025 and December 31, 2024		—	—
Deferred B shares, £0.00099 par value; 88,893,548 shares authorized, issued and outstanding at June 30, 2025 and December 31, 2024		118	118
Deferred C shares, £0.000008 par value; 1 share authorized, issued and outstanding at June 30, 2025 and December 31, 2024		—	—
Additional paid-in capital		1,562,774	1,555,593
Accumulated other comprehensive loss		862	(29,174)
Accumulated deficit		(1,217,302)	(1,099,224)
Total shareholders’ equity		346,464	427,325
Total liabilities and shareholders’ equity		$720,981	$782,725
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2025	2024	2025	2024
Revenue:	3
Product revenue, net		$20,923	$—	$29,905	$—
License revenue		—	—	—	10,091
Total revenue, net		20,923	—	29,905	10,091
Cost and operating expenses:
Cost of sales		(24,445)	—	(42,396)	—
Research and development expenses, net		(27,430)	(36,612)	(54,164)	(67,283)
Selling, general and administrative expenses		(30,265)	(21,903)	(59,799)	(40,080)
Loss on disposal of property and equipment		—	—	(3)	—
Impairment of operating lease right-of-use assets and related property and equipment		—	(414)	—	(414)
Loss from operations		(61,217)	(58,929)	(126,457)	(97,686)
Other income (expense):
Other income, net		135	56	262	106
Foreign exchange gains (losses), net		1,499	1,170	2,680	(485)
Interest income		5,234	9,656	11,371	16,589
Interest expense, net	4	6,829	(10,174)	(3,314)	(29,443)
Total other income (expenses), net		13,697	708	10,999	(13,233)
Net loss before income tax		(47,520)	(58,221)	(115,458)	(110,919)
Income tax expenses		(397)	(51)	(2,623)	(43)
Net loss		(47,917)	(58,272)	(118,081)	(110,962)
Other comprehensive income (loss):
Foreign currency exchange translation adjustment		18,990	1,026	29,658	1,084
Unrealized holding (losses) gains on available-for-sale debt securities, net of tax of $0, $0, $0 and $0, respectively		(22)	—	378	—
Total other comprehensive income, net of tax		18,968	1,026	30,036	1,084
Total comprehensive loss		$(28,949)	$(57,246)	$(88,045)	$(109,878)

Basic and diluted net loss per ordinary share	5	$(0.18)	$(0.22)	$(0.44)	$(0.43)
Weighted-average basic and diluted ordinary shares	5	266,141,411	266,025,783	266,134,021	255,131,873
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share amounts)

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	266,121,689	$12	34,425	$—	88,893,548	$118	1	$—	$1,555,593	$(29,174)	$(1,099,224)	$427,325
Share-based compensation expense	—	—	—	—	—	—	—	—	2,876	—	—	2,876
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	3,648	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	11,068	—	11,068
Net loss	—	—	—	—	—	—	—	—	—	—	(70,161)	(70,161)
Balance at March 31, 2025	266,125,337	$12	34,425	$—	88,893,548	$118	1	$—	$1,558,469	$(18,106)	$(1,169,385)	$371,108
Share-based compensation expense	—	—	—	—	—	—	—	—	4,305	—	—	4,305
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	12,500	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	18,968	—	18,968
Net loss	—	—	—	—	—	—	—	—	—	—	(47,917)	(47,917)
Balance at June 30, 2025	266,137,837	$12	34,425	$—	88,893,548	$118	1	$—	$1,562,774	$862	$(1,217,302)	$346,464

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share amounts)

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	174,101,361	$8	34,425	$—	88,893,548	$118	1	$—	$1,018,902	$(28,992)	$(878,562)	$111,474
Issuance of ordinary shares, net of issuance costs	91,666,669	4	—	—	—	—	—	—	520,613	—	—	520,617
Share-based compensation expense	—	—	—	—	—	—	—	—	2,286	—	—	2,286
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	57,524	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	102,469	—	—	—	—	—	—	—	285	—	—	285
Other comprehensive income	—	—	—	—	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	—	—	—	—	(52,690)	(52,690)
Balance at March 31, 2024	265,928,023	$12	34,425	$—	88,893,548	$118	1	$—	$1,542,086	$(28,934)	$(931,252)	$582,030
Share-based compensation expense	—	—	—	—	—	—	—	—	2,935	—	—	2,935
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	73,604	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	43,841	—	—	—	—	—	—	—	125	—	—	125
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,026	—	1,026
Net loss	—	—	—	—	—	—	—	—	—	—	(58,272)	(58,272)
Balance at June 30, 2024	266,045,468	$12	34,425	$—	88,893,548	$118	1	$—	$1,545,146	$(27,908)	$(989,524)	$527,844

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(118,081)	$(110,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	4,075	3,701
Amortization of intangible assets	570	—
Inventory reserves and write-offs	3,244	—
Loss on disposal of property and equipment	3	—
Share-based compensation net of amounts capitalized	7,160	5,219
Interest expense accrued on liabilities related to future royalties and milestones, net	3,294	29,428
Accretion of available-for-sale securities	(5,103)	—
Foreign exchange differences	(5,702)	1,142
Amortization of right-of-use assets	1,943	2,289
Impairment of operating lease right-of-use assets and related property and equipment	—	414
Deferred income tax	871	(158)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	5,452	(16,936)
Decrease in prepaid expenses and other non-current assets	(4,701)	159
Increase in inventories, net	(21,538)	—
Increase in accounts receivable, net	(26,726)	—
Increase in accounts payable	3,395	983
Increase in deferred revenue	2,100	—
Decrease in accrued expenses and other liabilities	(5,237)	(4,276)
Increase (decrease) in operating lease liability	6,635	(2,600)
Net cash used in operating activities	(148,346)	(91,597)
Cash flows from investing activities:
Acquisition of property and equipment	(15,520)	(1,374)
Purchases of marketable securities: available-for-sale debt securities	(119,299)	—
Proceeds from maturities and redemptions of marketable securities: available-for-sale debt securities	171,187	—
Net cash provided by (used in) investing activities	36,368	(1,374)
Cash flows from financing activities:
Proceeds of issuance of ordinary shares	—	549,977
Payments of equity issuance costs	—	(29,360)
Proceeds from the exercise of share options	—	410
Proceeds from liabilities related to future royalties and milestones, net	—	40,000
Payments of issuance costs related to the liabilities related to future royalties and milestones, net	—	(1,665)
Payments of revenue share	(768)	—
Net cash (used in) provided by financing activities	(768)	559,362
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,273	233
Net (decrease) increase in cash, cash equivalents and restricted cash	(103,473)	466,624
Cash, cash equivalents and restricted cash, beginning of period	228,805	240,335
Cash, cash equivalents and restricted cash, end of period	$125,332	$706,959

	Six Months Ended June 30,
	2025	2024
Unaudited supplemental cash flow information
Cash paid for income taxes	$1,038	$984

Unaudited supplemental non-cash flow information
Property and equipment purchases included in accounts payable or accrued expenses	$2,114	$989
Capitalized implementation costs included in accrued expenses	$494	$168

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$123,825	$705,939
Restricted cash	1,507	1,020
Total cash, cash equivalents and restricted cash	$125,332	$706,959

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements

Note 1. Nature of the Business
Autolus Therapeutics plc (with its subsidiaries, collectively, “Autolus” or the “Company”) is an early commercial-stage biopharmaceutical company developing next-generation programmed T cell therapies for the treatment of cancer and autoimmune diseases. Using its broad suite of proprietary and modular T cell programming technologies, the Company is engineering precisely targeted, controlled and highly active T cell therapies that are designed to better recognize target cells, break down their defense mechanisms and attack and kill these cells. The Company believes its programmed T cell therapies have the potential to be best-in- class and to offer patients substantial benefits over the existing standard of care, including the potential for cure in some patients. On November 8, 2024 Autolus was notified by the United States Food and Drug Administration (the “FDA”) that its biologics license application (“BLA”) was approved, allowing for the marketing of AUCATZYL (obecabtagene autoleucel, also known as obe-cel) in the United States for the treatment of adult patients (18 years and older) with relapsed or refractory B-cell precursor acute lymphoblastic leukemia (“r/r B-ALL”). The commercial launch and first sale of AUCATZYL in the United States occurred in January 2025. The United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”) granted AUCATZYL conditional marketing authorization in April 2025, and subject to the National Institute for Health and Care Excellence (“NICE”) recommending National Health Service (“NHS”) funding. Autolus anticipates commercial launch in the United Kingdom in the second half of 2025. In July 2025, the Company was granted marketing approval in the EU by the European Commission for AUCATZYL for the treatment of adult patients (26 years and older) with r/r B-ALL.
Autolus is registered in England and Wales. Its registered office is The MediaWorks, 191 Wood Lane, London, W12 7FP, United Kingdom.
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
These condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly state the Company’s financial position as of June 30, 2025, and the results of its operation for the three-month and six-month period ended June 30, 2025, and cash flows for the six-month period ended June 30, 2025. The interim results and cash flows are not necessarily indicative of results and cash flows that may be expected for the year ending December 31, 2025.
Going Concern
The Company has incurred recurring losses since its inception, including net losses of $47.9 million and $58.3 million for the three months ended June 30, 2025 and 2024, respectively and $118.1 million and $111.0 million for the six months ended June 30, 2025 and 2024, respectively. The Company had an accumulated deficit of $1,217.3 million and $1,099.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company expects to continue to generate operating losses in the foreseeable future. The Company’s inability to raise additional capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company expects that its cash and cash equivalents and marketable securities of $123.8 million and $330.5 million, respectively, as of June 30, 2025, will be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these unaudited condensed consolidated interim financial statements and accordingly they have been prepared on a going concern basis. As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support its cost structure. Even if the Company is successful in its current and future commercialization efforts for obe-cel and even if the Company's planned regulatory submissions for its current or future products are approved, additional funding may be needed before the Company is expected to become profitable.
Use of Estimates
The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated interim financial statements include, but are not limited to, the accrual for research and development expenses, income taxes, initial fair value of warrants, and present value of liabilities related to future royalties and milestones, net including the related interest expense and cumulative catch-up adjustment, incremental borrowing rates related to the Company’s leased properties, allocation of transaction price using the relative standalone selling price relating to license revenue and the estimated expected rebate and chargeback percentage for revenue deductions related to product revenue, net. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.
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
The Company forms estimates of the 340B Program, the DoD and the VA chargeback deductions by analyzing sell-through data relating to the hospital mix of onward sales made by ATCs. For Medicaid and other rebates, the Company forms estimates based on information obtained from claims received, historical and estimated payor mix, setting of care, discount rates and other industry data, and external health coverage statistics. Judgment is applied to consider the relevance and reliability of information used to make these estimates.
Total accrued product revenue deductions for the six months ended June 30, 2025 of $2.1 million were related to critical estimates subject to significant estimation uncertainty and judgment, as described above. The Company recorded $1.6 million within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet related to these deductions as of June 30, 2025.
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
On November 8, 2024, the Company received FDA approval for AUCATZYL and commenced capitalization of inventory for AUCATZYL from such date.
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

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Product revenue, net
Product revenue
The Company accounts for its revenues pursuant to the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company has identified a single performance obligation which is satisfied upon delivery of the product to the authorized treatment centers. However, the performance obligation is constrained by the right of return/credit eligibility. The Company recognizes revenue from product sales upon administration to the patient, when the customers’ ability to either cancel the order or request a refund has ceased. Revenue from product sales that are invoiced and constrained is recorded as deferred revenue on the balance sheet.
On April 1, 2025, the Centers for Medicare and Medicaid Services (“CMS”) included AUCATZYL in their published Healthcare Common Procedure Coding System (“HCPCS”) coding determinations and Hospital Outpatient Prospective Payment System (“OPPS”) payment rates, formalizing reimbursement for patients on government programs. The CMS policy splits the therapeutic dose of AUCATZYL into two administrations for coding and billing purposes. As a result, effective from the second quarter of 2025, the Company recognizes 50% of revenue upon administration of the first dose and the remaining 50% of revenue upon administration of the second dose, when the customers’ ability to either cancel the order or request a refund has ceased for each respective dose.
Product revenue, net of gross-to-net deductions, are recognized only to the extent that a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with gross-to-net deductions is subsequently resolved. Product revenue is recognized net of estimated rebates and chargebacks, patient travel assistance and patient co-pay assistance deductions. These deductions to product revenue are referred to as gross-to-net deductions and are estimated and recorded in the period in which the related product revenue occurs.
Gross-to-net deductions
Rebates and chargebacks
Rebates and chargebacks are based on contractual arrangements or statutory requirements and include amounts due to payors and healthcare providers under various programs. These amounts may vary by payor and individual plans. Providers qualified under certain programs can purchase the Company's products through the Company's third-party logistics partner at a discount. The Company's third-party logistics partner then charge the discount back to the Company.
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
Patient Travel, Lodging and Meal Assistance
Travel, lodging, and meal assistance represents financial assistance to qualified patients and their caregiver by reimbursing certain travel, lodging, and meal expenses incurred during their treatment. The Company expenses the actual expenses made during the period and accrues the estimated unreported or unrecorded expenses at period end.
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
The Company recorded foreign exchange gain of $1.5 million and foreign exchange gain of $1.2 million for the three months ended June 30, 2025 and 2024, respectively, and foreign exchange gain of $2.7 million and foreign exchange losses of $0.5 million for the six months ended June 30, 2025 and 2024, respectively, which are included in foreign exchange gains (losses), net in the unaudited condensed consolidated statements of operations and comprehensive loss.
Recently Issued Accounting Pronouncements
In January 2025, the Financial Accounting Standards Board (the “FASB”) issued the Accounting Standards Update (“ASU”) 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. FASB clarified that all public business entities should initially adopt the disclosure requirements in the ASU 2024-04 in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.
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
In March 2024, the FASB issued ASU 2024-02—Codification Improvements—Amendments to Remove References to the Concepts Statements, that contains amendments to the Codification that remove references to various FASB Concepts Statements. This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. Early application of the amendments in this ASU is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2024-02 on January 1, 2025 and will apply ASU 2024-02 prospectively to all new transactions recognized on or after the adoption date. The adoption of ASU 2024-02 did not have material effect on the Company's condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2025.
In March 2024, the FASB issued ASU 2024-01—Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The Company adopted ASU 2024-01 on January 1, 2025. The adoption of ASU 2024-01 did not have material effect on the Company's condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2025.
In December 2023, the FASB issued ASU 2023-09—Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosure by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This guidance is effective for the Company for the year beginning January 1, 2025, with early adoption permitted. The Company does not expect the adoption of ASU 2023-09 to have a material effect on condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2025.
Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s condensed consolidated financial statements and disclosures.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Note 3. Revenue
Product revenue, net
On November 8, 2024, the Company was notified by the FDA that the Company’s BLA was approved, allowing for the marketing of AUCATZYL in the United States for the treatment of adult patients with r/r B-ALL.
Product revenue, net recognized after estimated deductions for rebates, chargebacks and returns for the three months and six months ended June 30, 2025, and 2024, is presented in the table below by geographical location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue, net
United States of America	$20,923	$—	$29,905	$—
Total Product revenue, net	$20,923	$—	$29,905	$—
During the three and six months ended June 30, 2025, 100% of the Company's product revenue, net was generated through the Company's agent Cardinal Health 105, LLC (“Cardinal Health”) from ATCs on behalf of patients.
Accounts receivable from contracts with customers
Accounts receivable as of June 30, 2025 and December 31, 2024 was $26.6 million and less than $0.1 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of June 30, 2025 and December 31, 2024, based on the Company's third-party agreements are immaterial.
Deferred revenue
The table below shows the movements in deferred revenue (in thousands):

Balance as of December 31, 2024	$—
Customers invoiced	4,725
Balance as of March 31, 2025	$4,725
Revenue recognized in the period from amounts included in the deferred revenue at the beginning of the period	(4,463)
Customers invoiced	1,838
Balance as of June 30, 2025	$2,100
Accruals for rebates, chargebacks and returns
Current accruals for rebates and chargebacks as of June 30, 2025 were as follows (in thousands):

	Rebates	Chargebacks	Total
As of December 31, 2024	$—	$—	$—
Rebate and chargeback accruals related to sales in the period	1,555	565	2,120
Payments and credits made	(366)	(121)	(487)
As of June 30, 2025	$1,189	$444	$1,633

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
License revenue, net
License revenue for the three and six months ended June 30, 2025, and 2024, is presented in the table below by geographical location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License revenue
Europe	$—	$—	$—	$10,091
Total License revenue	$—	$—	$—	$10,091
Major customers
The Company did not recognize any license revenue during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, 100% of the Company’s license revenues were generated from BioNTech.

License and Option Agreement with BioNTech
On February 6, 2024, the Company concurrently entered into a (i) Securities Purchase Agreement (the “BioNTech Securities Purchase Agreement”), (ii) Registration Rights Agreement, (iii) Letter Agreement and (iv) License and Option Agreement (the “BioNTech License and Option Agreement”), collectively called the “BioNTech Agreements”, with BioNTech.
For further details on the terms and accounting treatment considerations for the BioNTech Agreements, refer to following notes to these interim condensed consolidated financial statements:
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
The Company further determined the consideration received included in the transaction price at contract inception, is to be allocated to the one combined performance obligation. The Company determined that the performance obligation was recognized at a point-in-time, upon the delivery of the transfer of know-how and Binder License to BioNTech. The Company recognized total license revenue of $10.1 million (net of foreign exchange differences), related to the BioNTech License and Option Agreement during the three months ended March 31, 2024. No license revenue was recognized during the three and six months ended June 30, 2025.
The Company is eligible to receive milestone payments of up to $32.0 million in the aggregate upon the achievement of specified clinical development and regulatory milestones for each Binder Licensed Product that achieves such milestones. The Company is also eligible to receive a low single-digit royalty on net sales of Binder Licensed Products, subject to customary reductions, which are subject to specified limits. The royalty will be increased if BioNTech, its affiliates or sublicensees commercialize a Binder Licensed Product in an indication and country in which the Company or its affiliates or licensees also commercializes a product containing the same binders. Under the BioNTech License and Option Agreement, BioNTech is solely responsible for, and has sole decision-making authority with respect to, at its own expense, the exploitation of Binder Licensed Products. Milestone payments and royalty payments are regarded as variable consideration and will be evaluated under the most likely amount method. Milestone payments and royalty payments were not included in the transaction price, as these amounts were fully constrained as of June 30, 2025 and 2024, respectively.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Technology Options
As the Binder Option and the Activity Enhancement Option, referred to as the “Technology Options”, are outside the scope of ASC 815, the Company considered other relevant accounting guidance to apply to this component of the BioNTech License and Option Agreement. The Company therefore applied ASC 606, considering particularly the accounting guidance related to any options granted to customers to purchase additional goods or services at a future date as this could provide a material right to the customer. A material right is a promise embedded in a current contract that should be accounted for as a separate performance obligation. The Company determined the Technology Options were not offered at a significant and incremental discount. Accordingly, the Technology Options granted to BioNTech do not represent a material right and, therefore, were not a performance obligation at the outset of the arrangement. The Technology Options exercise fee equates to the standalone selling price of the technologies underlying each option and consequently, the transaction price of $10.0 million was not allocated to the Technology Options’ performance obligation. No Technology Options were exercised during the three and six months ended June 30, 2025 and 2024, respectively.
Product Options
As the option to obtain exclusive rights to co-fund development costs of the Company’s development-stage programs AUTO1/22 and AUTO6NG (“Product Options”) are precluded from being accounted for under ASC 815 due to the scope exception, management considered the terms of the Product Options and concluded that they should be accounted for as a gain contingency under the scope of ASC 450, Contingencies (“ASC 450”). The Product Options, unlike the Technology Options, are 1) still subject to negotiation as to the specific activities to be performed by each party, which will be determined and agreed before the Product Options can be exercised, and 2) have not been exercised upon signature of the BioNTech License and Option Agreement. As a result, Product Options are not accounted for under ASC 606, and no recognition is required under ASC 450, until the Product Options are exercised. No Product Options were exercised during the three and six months ended June 30, 2025 and 2024, respectively. The product option for AUTO1/22 was not exercised and expired on February 8, 2025.
Note 4. Interest Expense, Net
Interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense accrued on liabilities related to future royalties and milestones, net	$10,681	$10,169	$20,819	$18,559
Cumulative catch-up adjustment arising from the liabilities related to future royalties and milestones, net	(17,525)	—	(17,525)	10,870
Other interest expense	15	5	20	14
Total interest expense	$(6,829)	$10,174	$3,314	$29,443
Note 5. Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss	$(47,917)	$(58,272)	$(118,081)	$(110,962)
Net loss - basic and diluted	$(47,917)	$(58,272)	$(118,081)	$(110,962)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	266,141,411	266,025,783	266,134,021	255,131,873
Basic and diluted net loss per ordinary share	$(0.18)	$(0.22)	$(0.44)	$(0.43)

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
The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	June 30,	June 30,
	2025	2024
Unvested restricted stock units	16,250	41,905
Share options	30,870,682	19,558,856
Warrants	3,265,306	3,265,306
Total potentially dilutive securities	34,152,238	22,866,067
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2025
	Aggregate estimated fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$87,546	$87,546	$—	$—
Commercial paper	3,966	—	3,966	—
United Kingdom Government Securities	20,640	—	20,640	—
	$112,152	$87,546	$24,606	$—

Assets classified as marketable securities: available-for-sale debt securities
Commercial paper	$37,777	$—	$37,777	$—
Corporate debt securities	123,740	—	123,740	—
United Kingdom Government Securities	149,501	—	149,501	—
United States Treasury Bills	19,436	19,436	—	—
	$330,454	$19,436	$311,018	$—
	$442,606	$106,982	$335,624	$—

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

	December 31, 2024
	Aggregate estimated fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$113,447	$113,447	$—	$—
Commercial paper	14,301	—	14,301	—
United Kingdom Government Securities	84,255	—	84,255	—
United States Treasury Bills	7,989	7,989	—	—
	$219,992	$121,436	$98,556	$—

Assets classified as marketable securities: available-for-sale debt securities
Commercial paper	$21,141	$—	$21,141	$—
Corporate debt securities	151,124	—	151,124	—
United Kingdom Government Securities	141,307	—	141,307	—
United States Treasury Bills	47,071	47,071	—	—
	$360,643	$47,071	$313,572	$—
	$580,635	$168,507	$412,128	$—
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
As of June 30, 2025 and December 31, 2024, the Company did not have non-financial assets measured at fair value on a recurring basis. During the three and six months ended June 30, 2025 and the year ended December 31, 2024, there were no transfers between fair value levels.
Note 7. Marketable Securities: Available-For-Sale Debt Securities
As of June 30, 2025 and December 31, 2024, the Company has the following investments in available-for-sale debt securities, which are categorized as marketable securities: available-for-sale debt securities on the balance sheet depending on their maturity at acquisition (in thousands):

	June 30, 2025
	Remaining contractual maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value
Marketable securities: available-for-sale debt securities:
Commercial paper	within 1 year	$37,782	$—	$(5)	$37,777
Corporate debt securities	within 1 year	110,579	14	(50)	110,543
United Kingdom Government Securities	within 1 year	149,436	67	(2)	149,501
United States Treasury Bills	within 1 year	14,390	23	—	14,413
Corporate debt securities	1 to 5 years	13,196	12	(11)	13,197
United States Treasury Bills	1 to 5 years	5,010	13	—	5,023
Total		$330,393	$129	$(68)	$330,454

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

	December 31, 2024
	Remaining contractual maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value
Marketable securities: available-for-sale debt securities:
Commercial paper	within 1 year	$21,145	$3	$(7)	$21,141
Corporate debt securities	within 1 year	91,853	5	(70)	91,788
United Kingdom Government Securities	within 1 year	141,376	—	(69)	141,307
United States Treasury Bills	within 1 year	29,663	12	—	29,675
Corporate debt securities	1 to 5 years	59,530	—	(194)	59,336
United States Treasury Bills	1 to 5 years	17,393	7	(4)	17,396
Total		$360,960	$27	$(344)	$360,643
The number of securities held by the Company and aggregate fair value (in thousands) and in an unrealized loss position as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30, 2025
	Number of securities held	Gross unrealized losses	Fair market value of investments in an unrealized loss position
Marketable securities: available-for-sale debt securities in a continuous loss position for less than 12 months:
Commercial paper	11	$(5)	$31,576
Corporate debt securities	28	(61)	95,902
United Kingdom Government Securities	3	(2)	32,303
Total	42	$(68)	$159,781

	December 31, 2024
	Number of securities held	Gross unrealized losses	Fair market value of investments in an unrealized loss position
Marketable securities: available-for-sale debt securities in a continuous loss position for less than 12 months:
Commercial paper	3	$(7)	$8,944
Corporate debt securities	41	(264)	133,078
United Kingdom Government Securities	8	(69)	141,307
United States Treasury Bills	4	(4)	9,905
Total	56	$(344)	$293,234
The aggregated net unrealized loss on available-for-sale debt securities in the amount of $0.1 million has been recognized in accumulated other comprehensive loss in the Company's condensed consolidated balance sheet as of June 30, 2025.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
At June 30, 2025, the Company held 42 marketable securities: available-for-sale debt securities out of its total investment portfolio that were in a continuous unrealized loss position. As of June 30, 2025, no allowance for expected credit losses has been recognized in relation to securities in an unrealized loss position. The related unrealized losses are not severe, have been for a short duration and are due to normal market, exchange rate fluctuations and all securities have an investment-grade credit rating. The Company neither intends to sell these investments nor has concluded that it will more-likely-than-not have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity.
There were no amounts reclassified out of other comprehensive income (loss), net of tax during the three and six months ended June 30, 2025 and during the year ended December 31, 2024.
Note 8. Inventories, Net
Inventories, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Consumables	$7,439	$2,026
Raw materials	8,203	1,956
Work in progress	6,474	16
Finished goods	1,827	140
Total inventories, net	$23,943	$4,138
Inventory reserves as of June 30, 2025 and December 31, 2024 amounted to $2.4 million and nil, respectively. Inventory reserves for the three and six months ended June 30, 2025 amounted to $2.5 million and $3.2 million, respectively as a charge to cost of sales, reflecting estimated obsolescence and lower market values. There were no inventory reserves recorded for the three and six months ended June 30, 2024.
Note 9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Research and development claims receivable	$41,836	$38,242
Prepayments	13,069	15,212
VAT receivable	5,221	5,996
Deferred cost	2,860	2,320
Accrued interest income	1,969	2,566
Other taxes receivable	1,719	—
Other receivables	665	491
Lease and lease deposit receivable	538	930
Other assets	—	1,571
Total prepaid expenses and other current assets	$67,877	$67,328

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Note 10. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Lab equipment	$47,012	$41,728
Office equipment	6,908	6,330
Furniture and fixtures	2,597	2,359
Leasehold improvements	15,442	14,116
Assets under construction	36,233	19,638
Less: accumulated depreciation	(41,725)	(34,618)
Total property and equipment, net	$66,467	$49,553
Depreciation expense for the three months ended June 30, 2025 and 2024 was $2.1 million and $1.9 million, respectively, and for the six months ended June 30, 2025 and 2024 was $4.1 million and $3.7 million, respectively.
Note 11. Intangible Assets, Net
The following table summarizes the carrying amount of the Company's intangible assets, net of accumulated amortization (in thousands):

	June 30,	December 31,
	2025	2024
Licensed IP rights	$13,713	$12,535
Software licenses	50	—
Less: accumulated amortization	(830)	(162)
Total intangibles assets, net	$12,933	$12,373
Amortization expense for the three months ended June 30, 2025 and 2024 was $0.3 million and nil, respectively, and for the six months ended June 30, 2025 and 2024 was $0.6 million and nil, respectively. The estimated annual amortization expense related to this asset is $1.2 million for each of the five years ending in 2029.
Note 12. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Compensation and benefits	$17,792	$19,681
Research and development costs	11,516	13,372
Professional fees	7,017	9,075
Manufacturing accruals	7,004	6,075
VAT accrual	4,256	3,594
Other liabilities	2,148	479
Rebates, chargebacks and returns	1,633	—
Total accrued expenses and other liabilities	$51,366	$52,276

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Note 13. Shareholders’ Equity
Ordinary Shares
Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the Company’s board of directors and declared by the shareholders. As of June 30, 2025, the Company has not declared any dividends.
Restricted Stock Units
At June 30, 2025, restricted stock unit awards for 3,574 ordinary shares had vested but the underlying shares had not been issued. However, these vested restricted stock unit awards have been included in the calculation of the Company’s outstanding shares at June 30, 2025 as they are considered issuable for little or no cash consideration. Subsequent to June 30, 2025, 3,574 of the underlying ordinary shares were issued.
February 2024 Underwritten Offering
On February 12, 2024, the Company completed an underwritten offering of 58,333,336 ADSs representing 58,333,336 ordinary shares at an offering price of $6.00 per ADS. Aggregate net proceeds to the Company, after underwriting discounts and offering expenses, were $326.8 million.
BioNTech Securities Purchase Agreement
Concurrently with the execution of the BioNTech License and Option Agreement (see Note 3 and Note 15), the Company and BioNTech entered into the BioNTech Securities Purchase Agreement pursuant to which the Company sold ADSs, each representing one ordinary share, to BioNTech in a private placement transaction (the “Private Placement”). On February 13, 2024, the Company completed the Private Placement of 33,333,333 ADSs representing 33,333,333 ordinary shares at an offering price of $6.00 per ADS. Aggregate net proceeds to the Company, after underwriting discounts and offering expenses, were $193.8 million.
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
Note 14. Share-Based Compensation
The following table summarizes the total share-based compensation expense included in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$1,528	$1,048	$2,526	$1,498
Selling, general and administrative expenses	2,309	1,887	4,041	3,723
Cost of sales	468	—	614	—
Capitalized to intangibles, net / property and equipment, net	(12)	—	(21)	(2)
Total share-based compensation expense	$4,293	$2,935	$7,160	$5,219

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Share Options
The table below summarizes Company’s share option activity during the six months ended June 30, 2025:

	Number of Options	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2024	20,754,316	$5.41	7.78	$1,536
Granted	11,343,597	1.92		4,136
Forfeited	(505,251)	2.55		93
Expired	(721,980)	4.94		26
Outstanding as of June 30, 2025	30,870,682	$4.19	8.17	$5,157
Exercisable as of June 30, 2025	12,649,123	$6.76	6.71	$673
Vested and expected to vest as of June 30, 2025	30,870,682	$4.19	8.17	$5,157

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of ordinary shares for those options in the money as of June 30, 2025.

The weighted average grant-date fair value of share options granted was $1.38 per share option for the six months ended June 30, 2025. The weighted average grant-date fair value of share options granted was $3.12, per share option for the six months ended June 30, 2024.
The total intrinsic value of share options exercised was nil for the six months ended June 30, 2025. The total intrinsic value of options exercised was $0.4 million for the six months ended June 30, 2024.
As of June 30, 2025, the total unrecognized compensation expense related to unvested share options without performance conditions was $19.0 million, which the Company expects to recognize over a weighted average vesting period of 3.19 years.
Restricted Stock Units
The table below summarizes Company’s restricted stock unit (“RSU”) awards activity during the six months ended June 30, 2025:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at December 31, 2024	32,412	$4.22
Vested	(16,074)	4.67
Forfeited	(88)	6.20
Unvested and outstanding at June 30, 2025	16,250	$3.77
As of June 30, 2025, there was less than $0.1 million of unrecognized share-based compensation expense related to unvested RSUs without performance conditions, which is expected to be recognized over a weighted average period of 0.82 years.
Note 15. Liabilities Related to Future Royalties and Milestones, Net
The following table summarizes the carrying amount of the Company's liabilities related to future royalties and milestones, net (in thousands):

Balance at December 31, 2024	$248,100
Interest expense accrued on liabilities related to future royalties and milestones, net	20,819
Cumulative catch-up adjustment	(17,525)
Revenue share payments (royalties)	(763)
Balance at June 30, 2025	$250,631

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
The following table summarizes the current versus non-current split of the liabilities related to future royalties and milestones, net (in thousands):

	June 30,	December 31,
	2025	2024
Current portion of liabilities related to future royalties and milestones, net	$6,000	$3,500
Non-current portion of liabilities related to future royalties and milestones, net	244,631	244,600
Total liabilities related to future royalties and milestones, net	$250,631	$248,100
During the three months ended June 30, 2025 and 2024, interest expense on liabilities related to future royalties and milestones, net amounted to $10.7 million and $10.2 million, respectively. During the six months ended June 30, 2025 and 2024, interest expense on liabilities related to future royalties and milestones, net amounted to $20.8 million and $18.6 million, respectively.
During the three months ended June 30, 2025 and 2024, the cumulative catch-up adjustment amounted to $17.5 million and nil, respectively. During the six months ended June 30, 2025 and 2024, the cumulative catch-up adjustment amounted to $17.5 million and $10.9 million, respectively.
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
For further details on the terms and accounting treatment considerations for these contracts, please refer to following notes to the Company’s consolidated financial statements contained in the Company’s Annual Report:
•Note 2, “Summary of significant accounting policies”
•Note 12, “Liabilities related to future royalties and milestones, net”
•Note 13, “Warrants”
•Note 14, “Shareholders’ equity”
In November 2021, the upfront payment of $50.0 million was paid by Blackstone upon execution of the Blackstone Collaboration Agreement. In December 2022, two Blackstone Development Payments were paid by Blackstone of $35.0 million each as a result of (i) the joint steering committee’s review of the Company’s interim analysis of pivotal FELIX Phase 2 clinical trial of obe-cel in r/r B-ALL and (ii) achievement of a pre-agreed manufacturing milestone as a result of completion of planned activities demonstrating the performance and qualification of the Company’s obe-cel’s manufacturing process. On November 8, 2024, the Company was notified by the FDA that the Company has been granted marketing approval for AUCATZYL for the treatment of adult patients (18 years and older) with r/r B-ALL. The remaining $30.0 million of Blackstone Development Payments due upon such approval were paid to the Company in December 2024.
BioNTech Agreements
On February 6, 2024, the Company concurrently entered into the BioNTech Agreements. The BioNTech Agreements were entered into and in contemplation of one another and, accordingly, the Company assessed the accounting for these agreements in the aggregate. The following descriptions of the BioNTech Agreements do not purport to be complete and are qualified in their entirety by reference to the full texts of such agreements.

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
Manufacturing and Commercial Services Agreement
Under the terms of the BioNTech License and Option Agreement, the Company has agreed to grant BioNTech the option to negotiate a joint manufacturing and commercial services agreement pursuant to which the parties may access and leverage each other’s manufacturing and commercial capabilities, in addition to Autolus’ commercial site network and infrastructure, with respect to certain of each parties’ CAR T products, including BioNTech’s product candidate BNT211 (the “Manufacturing and Commercial Services Agreement” or “MCSA”). The MCSA, if entered into, would also grant BioNTech access to the Company’s commercial site network and infrastructure. On August 6, 2025, the MCSA option expired unexercised.
The carrying amount of the Blackstone Collaboration Liability and BioNTech Liability is based on the Company’s estimate of the future royalties to be paid to BioNTech to be received over the life of the arrangement as discounted using an effective interest rate. The excess or deficit of estimated present value of future royalties over the initial carrying amount, is recognized using the cumulative catch-up method within interest expense using the initial effective interest rate. The imputed rate of interest on the unamortized portion of the Blackstone Collaboration Liability and BioNTech Liability was approximately 15.80% and 28.70% as of June 30, 2025, respectively.
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
The Company’s costs as a lessee for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$2,136	$2,087	$4,308	$4,185
Variable costs	256	484	752	1,028
Short term lease costs	99	103	114	204
Total lease costs	$2,491	$2,674	$5,174	$5,417

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Supplemental cash flow information for the three months ended June 30, 2025 and 2024 were as follows (in thousands):

	Six Months Ended June 30,
Other information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash (inflows) outflows from operating leases(1)	$(4,429)	$4,485
(1) Includes lease incentives received during the six months ended June 30, 2025 relating to the Company's Nucleus facility lease.
The weighted average remaining lease term and weighted average discount rate of operating leases as of June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Weighted-average remaining lease term - operating leases	16.1 years	15.9 years
Weighted-average discount rate - operating leases	8.17%	7.44%
The maturities of operating lease liabilities as of June 30, 2025 were as follows (in thousands):

2025(1)	$1,577
2026	9,763
2027	9,142
2028	8,359
2029	6,285
Thereafter	84,697
Total lease payments	119,823
Less: imputed interest	(55,288)
Present value of lease liabilities	$64,535
(1) Includes lease incentives from the Nucleus facility lease variation amounting to $3.3 million for the year ending December 31, 2025.
Note 17. Commitments and Contingencies
License Agreements
The Company has entered into an exclusive license agreement, as amended (the “UCLB License Agreement”), with UCL Business Ltd (“UCLB”). In connection with the UCLB License Agreement, the Company is required to make annual license payments and may be required to make payments to UCLB upon the achievement of specified milestones, including upon regulatory approval for obe-cel. During the three and six months ended June 30, 2025, nil paid or payable to UCLB by the Company, relating to the income allocable to the value of the sublicensed intellectual property rights.
On July 18, 2025, the Company was notified by the European Commission that the Company has been granted marketing approval for AUCATZYL (obecabtagene autoleucel) for the treatment of adult patients (26 years and older) with r/r B-ALL which triggered a £6.0 million ($8.2 million translated at the balance sheet date spot rate) regulatory milestone payment in accordance with the UCLB License Agreement.
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
In previous periods, the Company has entered into agreements with certain advisory firms. The Company is obligated to make specified payments upon the achievement of certain strategic transactions involving the Company. During the three and six months ended June 30, 2024, the Company paid a fee under these agreements. There were no fees paid or payable to strategic advisory firms during the three and six months ended June 30, 2025.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
The Company has estimated the probability of the Company achieving each potential milestone in relation to the agreements with UCLB, Miltenyi and its agreements with certain advisory firms in accordance with ASC 450. The Company considers regulatory approval, commercial milestones and execution of collaboration agreements probable when actually achieved. Furthermore, the Company recognizes expenses for clinical milestones when their achievement is deemed probable. The Company concluded that, as of June 30, 2025, there were no other milestones for which the likelihood of achievement was currently probable.
Capital Commitments
As of June 30, 2025, the Company’s unconditional purchase obligations for capital expenditures totaled $13.0 million and included signed orders for capital equipment and capital expenditures for construction and related expenditures relating to its properties in the United Kingdom and the United States. The Company expects to incur the full amount of these obligations within one year.
Master Supply Commitments
As of June 30, 2025, the Company’s unconditional purchase obligations with Miltenyi Biotec GmbH for reagents and consumables totaled $3.5 million, which the Company expects to incur within one year.
BioNTech Agreements
BioNTech License and Option Agreement - Product Options gain contingency
As the Product Options within the BioNTech License and Option Agreement were an embedded feature within a freestanding financial instrument, the Company assessed if the Product Options should be accounted for as a derivative under ASC 815. However, the Company determined the Product Options met the scope exception for derivative accounting under ASC 815 and therefore should be accounted for a gain contingency under the scope of ASC 450. As of June 30, 2025 and December 31, 2024, the Product Options were not exercised and, therefore, no amounts were recognized.
Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details about the BioNTech Agreements.
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any litigation and did not have contingency reserves established for any liabilities as of June 30, 2025 and December 31, 2024.
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
SME R&D tax credit
In the accounting period to December 2023, based on the relevant tax legislation, the Company met the conditions of the R&D intensive scheme, and therefore submitted its corporate tax return on this basis. This is subject to agreement by the United Kingdom tax authority. The tax authority's non-statutory guidance, includes some expenditure in the calculation of whether a company meets the R&D intensive scheme, which is in conflict with the criteria in the tax legislation. The position is uncertain and the legislation is currently untested in the United Kingdom courts. If the Company's claim is unsuccessful, normal SME relief will be available and there will be a material reduction in the value of the tax credit obtained (18.6% as opposed to 26.97% net benefit). Should the uncertainty be resolved in the Company’s favor, this would result in a gain and would be accounted for as a gain contingency under the scope of ASC 450. This uncertainty only applies to one accounting period.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Note 18. Segment Reporting
Long-lived assets
Long-lived assets (excluding intangibles, deferred tax and financial instruments) were located as follows (in thousands):

	June 30,	December 31,
	2025	2024
United Kingdom	$124,493	$104,160
United States of America	593	891
Total long-lived assets	$125,086	$105,051
Revenue
Revenue recognized by geographic area are disclosed in Note 3, “Revenue”.
Segment loss
The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product Revenue, net	$20,923	$—	$29,905	$—
License Revenue	—	—	—	10,091
Less:
Cost of sales	(24,445)	—	(42,396)	—
Research and clinical development	(16,069)	(10,854)	(29,120)	(15,971)
Product delivery	(4,392)	(23,896)	(9,965)	(43,586)
Commercial and Medical affairs	(15,558)	(9,141)	(31,955)	(18,547)
Support functions	(18,927)	(12,760)	(36,823)	(24,738)
Other segment expenses, net (1)	(2,749)	(2,278)	(6,103)	(4,935)
Total operating expenses	(82,140)	(58,929)	(156,362)	(107,777)
Operating loss	(61,217)	(58,929)	(126,457)	(97,686)
Other income, net	135	56	262	106
Foreign exchange gain (losses)	1,499	1,170	2,680	(485)
Interest income	5,234	9,656	11,371	16,589
Interest expense, net	6,829	(10,174)	(3,314)	(29,443)
Income tax expenses	(397)	(51)	(2,623)	(43)
Segment and consolidated net loss	$(47,917)	$(58,272)	$(118,081)	$(110,962)
(1) Other segment expenses, net include United Kingdom research and development tax credits, depreciation, amortization and share-based compensation expenses.
Note 19. Related Party Transactions
Blackstone Agreements
In November 2021, the Company concurrently entered into the Blackstone Agreements. As of the execution of the Blackstone Agreements, Blackstone became a related party of the Company, as Blackstone became the owner of more than 10% of the Company’s outstanding voting securities. In addition, Blackstone received and exercised its right to nominate one director to the board of directors of the Company and is therefore considered to be one of the principal owners of the Company. As of June 30, 2025, Blackstone holds more than 5% of the Company's outstanding voting securities.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
As of June 30, 2025, the carrying amount of the Blackstone Collaboration Agreement Liability was $212.6 million. For the six months ended June 30, 2025, the aggregated cumulative non-cash interest expense and cumulative catch-up adjustment amounted to $1.5 million and the revenue share payments amounted to $0.5 million. As of December 31, 2024, the carrying amount of the Blackstone Collaboration Agreement Liability was $211.6 million which included aggregated cumulative non-cash interest expense (including cumulative catch-up adjustments), of $10.7 million. Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details.
BioNTech Agreements
In February 2024, the Company concurrently entered into the BioNTech Agreements. Upon the execution of the BioNTech Agreements, BioNTech became a related party of the Company. BioNTech owns more than 10% of the Company’s outstanding voting securities and is therefore one of the principal owners of the Company. In addition, BioNTech has the right to nominate one director to the board of directors of the Company, which BioNTech has not yet exercised.
As of June 30, 2025, the carrying amount of the BioNTech Liability was $38.0 million. For the six months ended June 30, 2025, the aggregated cumulative interest expense and cumulative catch-up adjustment amounted to $1.8 million and the revenue share payments amounted to $0.3 million. As of December 31, 2024, the carrying amount of the BioNTech Liability was $36.5 million which included aggregated cumulative non-cash interest expense (including cumulative catch-up adjustments), of $1.8 million. Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details.
Note 20. Subsequent Events
The Company evaluated subsequent events through August 12, 2025, the date on which these unaudited condensed consolidated financial statements were issued.
In July 2025, the European Commission granted marketing authorization for AUCATZYL in adult patients (age 26 and older) with r/r B-ALL. Evaluation of potential pricing and feasibility of market entry opportunities in certain EU countries is ongoing. At this time, EU commercial launch is on hold in Germany and the Company does not anticipate any EU sales in 2025 and 2026. Refer to Note 17, “Commitments and contingencies” for further details.
In August 2025, BioNTech's option to enter into the MCSA was not exercised and expired. Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details.

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
We maintain our books and records in pounds sterling, our results are subsequently converted to U.S. dollars, and we prepare our consolidated financial statements in accordance with U.S. GAAP, as issued by the FASB. All references in this Quarterly Report on Form 10-Q to “$” are to U.S. dollars and all references to “£” are to pounds sterling. Our unaudited condensed consolidated statements of operations and comprehensive loss and unaudited condensed consolidated statements of cash flows for the three months ended June 30, 2025 and 2024 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3355 and £1.00 to $1.2616, respectively. Our unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the six months ended June 30, 2025 and 2024 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.2971 and £1.00 to $1.2648, respectively. Our unaudited condensed consolidated balance sheet as of June 30, 2025 and audited consolidated balance sheet as of December 31, 2024 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3713 and £1.00 to $1.2535, respectively. These translations should not be considered representations that any such amounts have been, could have been or could be converted into U.S. dollars at those or any other exchange rate as of those or any other dates.
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
Since our inception, we have incurred significant operating losses. For the three months ended June 30, 2025 and 2024, we incurred net losses of $47.9 million and $58.3 million, respectively, and had an accumulated deficit of $1,217.3 million and $1,099.2 million as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, we had cash and cash equivalents of $123.8 million and marketable securities of $330.5 million. Based on our current clinical development and commercialization plans, we believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our current and planned operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of our unaudited condensed consolidated financial statements included in this Quarterly Report. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our revenues and expenses, which we have based on assumptions that may prove to be wrong and could prove to be significantly higher than we currently anticipate, could vary materially and adversely as a result of a number of factors. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

Recent Developments
AUCATZYL launch
•We reported Q2 2025 net product sales of $20.9 million.
•We have 46 cancer treatment centers fully activated in the United States as of August 12, 2025. Patient access to AUCATZYL continues to increase, with coverage secured for greater than 90% of total United States medical lives.
•On April 25, 2025, the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) granted conditional marketing authorization for AUCATZYL for the treatment of adult patients age 18+ with relapsed or refractory B-cell precursor acute lymphoblastic leukemia (“r/r B-ALL”). Following an initial review and in line with prior practice for CAR-T therapies, the National Institute for Health and Care Excellence (“NICE”) issued a preliminary Appraisal Consultation Decision (“ACD”) recommending against funding for AUCATZYL. We plan to respond to NICE’s questions and will continue to work towards a pathway for patient access to therapy in the United Kingdom.
•On July 17, 2025, the European Commission (“EC”) granted marketing authorization for AUCATZYL in adult patients (age 26 and older) with r/r B-ALL. Evaluation of potential pricing and feasibility of market entry opportunities in certain EU countries is ongoing; however, at this time, launch in Germany is on hold and we do not anticipate any EU sales of AUCATZYL in 2025 and 2026.
Obe-cel clinical updates:
Obe-cel data in r/r B-ALL
•We presented updated long-term data from the FELIX study in adult patients with r/r B-ALL in an oral presentation at the 2025 European Hematology Association (“EHA”) Congress in June. For patients with a response, the updated median duration of response is now 42.5 months. At the updated median follow up of 32.8 months, 38.4% of responders were in ongoing remission without consolidative stem cell therapy or other therapies (versus the previously reported 40% at a median follow-up of 21.5 months). The 24-month probability of Event Free Survival was 43%, and the Overall Survival was 46%, with a further consolidating long-term plateau observed. No new safety signals or Grade ≥3 secondary malignancies were observed at the extended follow-up. These results suggest that obe-cel may be a durable treatment option for some patients with r/r B-ALL.
Obe-cel in lupus nephritis (“LN”)
•Preliminary data from the Phase 1 dose confirmation clinical trial (“CARLYSLE”) in refractory systemic lupus erythematosus (“SLE”) patients were reported on April 23, 2025, and support progressing into a planned Phase 2 pivotal study.
•The Company has aligned with the U.S. Food and Drug Administration (the “FDA”) on the Phase 2 trial design and potential registrational path to approval and continues to anticipate dosing the first patient in a Phase 2 clinical trial before the end of 2025.
•Data with longer term follow-up from the Phase 1 CARLYSLE clinical trial is targeted for presentation at a medical conference in the second half of 2025.
Obe-cel in progressive multiple sclerosis (“MS”)
•We plan to advance obe-cel into clinical development in progressive MS. We continue to expect to dose our first patient in a Phase 1 dose escalation clinical trial by year-end 2025.
Early-stage pipeline programs and collaborations:
•Our translational programs with University College London (“UCL”) continue to fuel our early-stage pipeline, providing a cost-efficient path to development.
Components of Our Results of Operations
Product revenue, net
We account for our revenues pursuant to the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). We have identified a single performance obligation which is satisfied upon delivery of the product to the authorized treatment centers. However, the performance obligation is constrained by the right of return/credit eligibility. We recognize revenue from product sales upon administration to the patient, when the customers’ ability to either cancel the order or request a refund has ceased. Revenue from product sales that are invoiced and constrained is recorded as deferred revenue on the balance sheet.

On April 1, 2025, the Centers for Medicare and Medicaid Services (“CMS”) included AUCATZYL in their published Healthcare Common Procedure Coding System (“HCPCS”) coding determinations and Hospital Outpatient Prospective Payment System (“OPPS”) payment rates, formalizing reimbursement for patients on government programs. The CMS policy splits the therapeutic dose of AUCATZYL into two administrations for coding and billing purposes. As a result, effective from the second quarter of 2025, we recognize 50% of revenue upon administration of the first dose and the remaining 50% of revenue upon administration of the second dose, when the customers’ ability to either cancel the order or request a refund has ceased for each respective dose.
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
Patient Travel, Lodging and Meal Assistance
Travel, lodging, and meal assistance represents financial assistance to qualified patients and their caregiver, reimbursing them for certain travel, lodging, and meal expenses required during their treatment. We expense the actual expenses made during the period and accrue the estimated unreported or unrecorded expenses at period end.
Patient Co-Pay Assistance
Co-pay assistance represents financial assistance to qualified patients, assisting them with cost sharing obligations for our product based on benefit design structure required by insurance. Our accrual for copay is based on an estimate of claims and the cost per claim that we expect to receive associated with qualified patients that exist at each reporting period.
License Revenue
We account for our revenue pursuant to the provisions of ASC 606. As of June 30, 2025, we have entered into various license agreements which included non-refundable upfront license fees, options for future commercial licenses, payments based upon achievement of clinical development and regulatory objectives, payments based upon achievement of certain levels of product sales, and royalties on licensed product sales.
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
U.S. GAAP provides factors to consider when assessing whether variable consideration should be constrained. All of the factors should be considered, and no factor is determinative. We consider all relevant factors.
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
Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch raw materials inventory is depleted. Thus, the cost of sales as a percentage of net sales of AUCATZYL for the three and six months ended June 30, 2025 was affected by use of the initial pre-launch raw materials inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. We estimate our cost of sales as a percentage of net product revenue and will continue to be positively impacted as we sell product which includes some raw material inventory that was previously expensed prior to the FDA approval.
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
The benefits from United Kingdom research and development tax credits are recognized in the statements of operations and comprehensive loss as a reduction of research and development expenses and represents the sum of the research and development tax credits recoverable in the United Kingdom.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, related benefits, travel and share-based compensation expense for personnel in executive, finance, legal and other administrative functions. Selling, general and administrative expenses also include allocated facility-related costs, patent filing and prosecution costs and professional fees for marketing, insurance, legal, consulting, accounting and audit services. Included in selling, general and administrative expenses is historical irrecoverable input VAT previously claimed on selling, general and administrative expenses and subsequently reversed.
We anticipate that our selling, general and administrative expenses will increase in the future as we increase our headcount to support the planned development of our product candidates. We anticipate an increase in salaries and related benefits as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of AUCATZYL and our other product candidates.
We have experienced, and expect to continue to experience, increased expense with being a public company, including increased accounting, audit, legal, regulatory and compliance costs associated with maintaining compliance with Nasdaq listing rules and the SEC requirements, director and officer insurance premiums, as well as higher investor and public relations costs. Additionally, should we fail to maintain our status as a foreign private issuer, we would expect to incur increased expenses to remain compliant with the applicable SEC and Nasdaq requirements.
Other income, net
Other income, net consist primarily of sublease income and gains or losses arising from the termination of leases.
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
Interest Expense, Net
Interest expense, net consists primarily of interest expense arising from amortization of the liabilities related to future royalties and milestones, pursuant to our collaboration agreements with BXLS V - Autobahn L.P, (“Blackstone”) and BioNTech SE (“BioNTech”), using the effective interest rate method. On a quarterly basis, we assess the expected present value of the future Blackstone and BioNTech payments under the Blackstone Collaboration Agreement and BioNTech Agreements which may be received by us and future royalties and sales milestone payments to Blackstone and BioNTech which may be paid by us. To the extent the amount or timing of such receipts or payments is materially different than our previous estimates we record a cumulative catch-up adjustment to the liabilities related to future royalties and milestones. Adjustments to increase or decrease the carrying amount are recognized as an adjustment to interest expense, net in the period in which the change in estimate occurred.
Income Tax Expenses
We are subject to corporate taxation in the United Kingdom, United States, Germany and Switzerland. Due to the nature of our business, we have generated losses since inception. Our income tax (expense) benefit recognized represents the sum of income tax payable or receivable in the United Kingdom and in the United States.
Un-surrendered United Kingdom losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of United Kingdom taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $545.6 million at December 31, 2024. A valuation allowance has been recognized against our deferred tax asset relating to our United Kingdom losses. We carried a $2.4 million deferred tax asset balance related to the United States entity at June 30, 2025 for which a valuation allowance of $1.8 million was applied. At June 30, 2025, we recorded a full valuation allowance against the net deferred tax asset in the United Kingdom, as the recoverability due to future taxable profits was uncertain.
In the event we generate revenues in the future, we may benefit from the United Kingdom “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%.

Results of Operations
Comparison of Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025, and 2024 (in thousands):

	Three Months Ended June 30,		Change	Change
	2025	2024	(in thousands)	(in percentage)
Revenue:
Product revenue, net	$20,923	$—	$20,923	100%
Total revenue, net	20,923	—	20,923	100%
Cost and operating expenses:
Cost of sales	(24,445)	—	(24,445)	100%
Research and development expenses, net	(27,430)	(36,612)	9,182	(25)%
Selling, general and administrative expenses	(30,265)	(21,903)	(8,362)	38%
Impairment of operating lease right-of-use assets and related property and equipment	—	(414)	414	(100)%
Loss from operations	(61,217)	(58,929)	(2,288)	4%
Other income (expense):
Other income, net	135	56	79	141%
Foreign exchange gains, net	1,499	1,170	329	28%
Interest income	5,234	9,656	(4,422)	(46)%
Interest (income) expense, net	6,829	(10,174)	17,003	(167)%
Total other income, net	13,697	708	12,989	1835%
Net loss before income tax	(47,520)	(58,221)	10,701	(18)%
Income tax expenses	(397)	(51)	(346)	678%
Net loss	$(47,917)	$(58,272)	$10,355	(18)%
Product Revenue, Net
During the three months ended June 30, 2025, we generated product revenue, net in the amount of $20.9 million, from the sales of AUCATZYL in the United States. We did not generate any product revenue in the three months ended June 30, 2024, as AUCATZYL was approved by the FDA for commercial use on November 8, 2024.
Cost of Sales
In the three months ended June 30, 2025, we recognized cost of sales of $24.4 million, primarily consisting of salaries and other employment related costs, including share-based compensation expense, for personnel involved in AUCATZYL manufacturing activities, as well as outsourced professional services. These costs also included direct production costs for commercial product manufacturing and allocated facility costs such as maintenance, depreciation, utilities and lease expenses. We did not recognize any cost of sales in the three months ended June 30, 2024, as AUCATZYL was not approved by the FDA for commercial use until November 8, 2024.
Certain manufacturing expenses incurred prior to AUCATZYL receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of sales included previously expensed inventories, the total cost of sales with these manufacturing costs included for the three months ended June 30, 2025, would have increased by approximately $1.9 million.

Research and Development Expenses
The following tables provide additional detail on our research and development expenses (in thousands):

	Three Months Ended June 30,		Change (in thousands)	Change (in percentage)
	2025	2024
Direct research and development expenses
B cell malignancies (Obe-cel & AUTO1/22)	$6,803	$7,713	$(910)	(12)%
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	578	876	(298)	(34)%
Total direct research and development expense	$7,381	$8,589	$(1,208)	(14)%

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	$15,635	$18,073	(2,438)	(13)%
Indirect research and development expense*	4,414	9,950	(5,536)	(56)%
Total research and development expenses	$27,430	$36,612	$(9,182)	(25)%
* Indirect research and development expense is net of United Kingdom research and development tax credits
Research and development expenses decreased by $9.2 million to $27.4 million for the three months ended June 30, 2025 from $36.6 million for the three months ended June 30, 2024 primarily due to:
•a decrease of $7.8 million related to our information technology infrastructure and support for information systems related to an allocation of expense from research and development to cost of sales and inventories related to commercial manufacturing following the FDA approval of AUCATZYL in November 2024;
•a decrease of $2.4 million in salaries and other employment related costs including share-based compensation expense, which was mainly driven by the reallocation of employees to commercial manufacturing activities included in cost of sales and inventories; and
•a decrease of $1.8 million in clinical trial costs, clinical manufacturing costs, material transportation costs and utilization of raw materials and consumables relating to research and development activities; offset by:
•a decrease of $2.8 million in United Kingdom R&D tax credits (resulting in an increase in R&D expense) due to no longer being eligible for the SME scheme and moving to the merged RDEC from January 1, 2025, as well as lower qualifying spend.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $8.4 million to $30.3 million for the three months ended June 30, 2025 from $21.9 million for the three months ended June 30, 2024 primarily due to:
•an increase of $5.8 million in salaries and other employment related costs including share-based compensation expenses, which was mainly driven by an increase in the number of employees engaged in selling, general and administrative activities;
•an increase of $2.4 million in information technology infrastructure and support for information systems and facility costs relating to the conduct of corporate and commercial operations including increase in space utilized for these activities; and
•an increase of $0.2 million in commercial readiness costs including legal and professional fees due to increased commercial readiness activities being undertaken.
Foreign Exchange Gains, Net
Foreign exchange gains, net increased to $1.5 million for the three months ended June 30, 2025 as compared to $1.2 million for the three months ended June 30, 2024 primarily due to gains and losses on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, as well as our cash and cash equivalents and liabilities related to future royalties and milestones.
Interest Income
Interest income decreased to $5.2 million for the three months ended June 30, 2025, as compared to $9.6 million for the three months ended June 30, 2024. The decrease in interest income of $4.4 million was primarily driven by lower aggregate balances and yield associated with our cash, cash equivalents and marketable securities during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Interest Expense, Net
Interest expense, net decreased to negative $6.8 million for the three months ended June 30, 2025 as compared to $10.2 million for the three months ended June 30, 2024. Interest expense, net decreased by $17.0 million primarily due to changes in the assumptions used in the valuation of the Collaboration Agreement with Blackstone and the BioNTech License and Option Agreement for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Changes in the assumptions used in the valuation of the Collaboration Agreement with Blackstone and the BioNTech License and Option Agreement resulted in a negative cumulative catch-up adjustment which exceeded the interest expense accrued relating to Blackstone Collaboration Agreement (“Blackstone Collaboration Agreement Liability”) and the BioNTech Obe-cel Product Revenue Interest (“BioNTech Liability”) during the three months ended June 30, 2025 compared to the same period in 2024.
Income Tax Expenses
Income tax expense increased to $0.4 million for the three months ended June 30, 2025 as compared to less than $0.1 million for the three months ended June 30, 2024. Income tax expenses increased by $0.3 million primarily due to an increase in Autolus Inc.'s taxable income due to the recognition of product revenue, net and related intra-group recharges during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Comparison of Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025, and 2024 (in thousands):

	Six Months Ended June 30,		Change (in thousands)	Change (in percentage)
	2025	2024
Revenue
Product revenue, net	$29,905	$—	$29,905	100%
License revenue	—	10,091	(10,091)	(100)%
Total revenue, net	29,905	10,091	19,814	196%
Cost and operating expenses:
Cost of sales	(42,396)	—	(42,396)	100%
Research and development expenses, net	(54,164)	(67,283)	13,119	(19)%
Selling, general and administrative expenses	(59,799)	(40,080)	(19,719)	49%
Loss on disposal of property and equipment	(3)	—	(3)	100%
Impairment of operating lease right-of-use assets and related property and equipment	—	(414)	414	(100)%
Loss from operations	(126,457)	(97,686)	(28,771)	29%
Other income (expense):
Other income, net	262	106	156	147%
Foreign exchange gains (losses), net	2,680	(485)	3,165	(653)%
Interest income	11,371	16,589	(5,218)	(31)%
Interest expense, net	(3,314)	(29,443)	26,129	(89)%
Total other income (expense), net	10,999	(13,233)	24,232	(183)%
Net loss before income tax	(115,458)	(110,919)	(4,539)	4%
Income tax expenses	(2,623)	(43)	(2,580)	6000%
Net loss	$(118,081)	$(110,962)	$(7,119)	6%
Product Revenue, Net
During the six months ended June 30, 2025, we generated product revenue, net amounting to $29.9 million, from the sale of AUCATZYL in the United States. We did not generate any product revenue in the six months ended June 30, 2024, as AUCATZYL was approved by the FDA for commercial use on November 8, 2024.

License Revenue
There was no license revenue recognized for the six months ended June 30, 2025. License revenue amounting to $10.1 million for the six months ended June 30, 2024 was related to license revenue recognized pursuant to the License and Option Agreement with BioNTech.
Cost of Sales
In the six months ended June 30, 2025, we recognized cost of sales of $42.4 million, primarily consisting of salaries and other employment related costs, including share-based compensation expense, for personnel involved in AUCATZYL manufacturing activities, as well as outsourced professional services. These costs also included direct production costs for commercial product manufacturing and allocated facility costs such as maintenance, depreciation, utilities and lease expenses. We did not recognize any cost of sales in the six months ended June 30, 2024, as AUCATZYL was not approved by the FDA for commercial use until November 8, 2024.
Certain manufacturing expenses incurred prior to AUCATZYL receiving the FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of sales included previously expensed inventories, the total cost of sales with these manufacturing costs included for the six months ended June 30, 2025, would have increased by approximately $4.3 million.
Research and Development Expenses
The following tables provide additional detail on our research and development expenses (in thousands):

	Six Months Ended June 30,		Change (in thousands)	Change (in percentage)
	2025	2024
Direct research and development expenses
B cell malignancies (Obe-cel, AUTO1/22)	$17,446	$12,021	$5,425	45%
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	746	1,044	(298)	(29)%
Total direct research and development expense	$18,192	$13,065	$5,127	39%

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	29,031	33,475	(4,444)	(13)%
Indirect research and development expense	6,941	20,743	(13,802)	(67)%
Total research and development expenses	$54,164	$67,283	$(13,119)	(19)%
* Indirect research and development expense is net of U.K. research and development tax credits
Research and development expenses decreased by $13.1 million to $54.2 million for the six months ended June 30, 2025 from $67.3 million for the six months ended June 30, 2024 primarily due to:
•a decrease of $14.0 million related to our information technology infrastructure and support for information systems related to an allocation of expense from research and development to cost of sales and inventories related to commercial manufacturing following FDA approval of AUCATZYL in November 2024; and
•a decrease of $4.4 million in salaries and other employment related costs including share-based compensation expense, which was mainly driven by the reallocation of employees to commercial manufacturing activities included in cost of sales and inventories; offset by:
•a decrease of $3.9 million in United Kingdom R&D tax credits (increase in R&D expense) due to no longer being eligible for the SME scheme and moving to the merged RDEC from January 1, 2025, and lower qualifying spend; and
•an increase of $1.4 million in clinical trial costs, clinical manufacturing costs, material transportation costs and utilization of raw materials and consumables relating to research and development activities.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $19.7 million to $59.8 million for the six months ended June 30, 2025 from $40.1 million for the six months ended June 30, 2024 primarily due to:
•an increase of $13.8 million in salaries and other employment related costs including share-based compensation expenses, which was mainly driven by an increase in the number of employees engaged in selling, general and administrative activities;
•an increase of $4.1 million in information technology infrastructure and support for information systems and facility costs relating to the conduct of corporate and commercial operations including increase in space utilized for these activities; and
•an increase of $1.8 million in commercial readiness costs including legal and professional fees and marketing costs due to increased commercial readiness activities being undertaken.
Foreign Exchange Gains (Losses), Net
Foreign exchange gains (losses), net increased to a gain of $2.7 million for the six months ended June 30, 2025 from a loss of $0.5 million for the six months ended June 30, 2024. The gains and losses rises on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, including our cash and cash equivalents and liabilities related to future royalties and milestones.
Interest Income
Interest income decreased to $11.4 million for the six months ended June 30, 2025, as compared to $16.6 million for the six months ended June 30, 2024. The decrease in interest income of $5.2 million primarily relates to lower aggregate balances and yield associated with our cash, cash equivalents and available-for-sale securities during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Interest Expense, net
Interest expense, net decreased to $3.3 million for the six months ended June 30, 2025 as compared to $29.4 million for the six months ended June 30, 2024. Interest expense, net decreased by $26.1 million primarily due to cumulative catch up adjustments as a result of changes in the assumptions used in the valuation of the Collaboration Agreement with Blackstone and the BioNTech License and Option Agreement for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Income Tax Expenses
Income tax expense increased to $2.6 million for the six months ended June 30, 2025 as compared to less than $0.1 million for the six months ended June 30, 2024. Income tax expenses, net increased by $2.6 million primarily due to an increase in Autolus Inc.'s taxable income due to the recognition of product revenue, net and related intra-group recharges during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Liquidity and Capital Resources
As of the date of this Quarterly Report, we have one product, AUCATZYL, approved for commercial sale in the United States, United Kingdom, and the EU, with the first commercial sale occurring in the United States in January 2025. We have not yet begun sales of AUCATZYL in the United Kingdom or the EU. Although we have recorded product revenue for sales of AUCATZYL, we have continued to incur operating losses and generate cumulative negative cash flows from our operations since our inception. We have an accumulated deficit of $1,217.3 million as of June 30, 2025.
We expect to incur significant expenses and operating losses for the foreseeable future as we market and continue commercialization of AUCATZYL and advance our other product candidates through preclinical and clinical development and seek regulatory approval and pursue commercialization of any additional approved products. As a result, we will need significant additional capital to fund our operations until such time as we can generate significant revenue from sales of AUCATZYL or other products for which we may obtain regulatory approval.
We have funded our operations to date primarily with proceeds from product revenue, government grants, sales of our equity securities, through public offerings and pursuant to our at-the-equity market facility, through United Kingdom research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements and strategic collaboration and financing agreements. From our inception in 2014 through June 30, 2025, we have generated an aggregate of $1.7 billion from these capital sources.
As of June 30, 2025, we had cash and cash equivalents of $123.8 million and available-for-sale debt securities of $330.5 million.

Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(148,346)	$(91,597)
Net cash provided by (used in) investing activities	36,368	(1,374)
Net cash (used in) provided by financing activities	(768)	559,362
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,273	233
Net (decrease) increase in cash, cash equivalents and restricted cash	$(103,473)	$466,624
Net Cash Used in Operating Activities
During the six months ended June 30, 2025, operating activities used $148.3 million of cash, resulting from our net loss of $118.1 million and net cash used resulting from changes in our operating assets and liabilities of $40.6 million, partially offset by non-cash charges of $10.4 million. The non-cash charges related to share-based compensation of $7.2 million, depreciation of $4.1 million, interest expense on liabilities related to future royalties and milestones, net, of $3.3 million, inventory reserves and write-offs of $3.2 million, non-cash operating lease expense of $1.9 million, deferred income tax of $0.9 million and amortization of $0.6 million, which was offset by foreign exchange differences of $5.7 million and accretion on available-for-sale securities of $5.1 million. Net cash used in operating activities resulting from changes in our operating assets and liabilities for the six months ended June 30, 2025 consisted primarily of an increase in accounts receivable of $26.7 million, an increase in inventories of $21.5 million and a decrease in accrued expenses and other liabilities of $5.2 million, offset by an increase of $6.6 million in our operating lease liability, an increase in accounts payable of $3.4 million, an increase in deferred revenue of $2.1 million, and a net decrease of $0.7 million in prepaid expenses and other current and non-current assets.
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
Net Cash Provided by (Used in) Investing Activities
During the six months ended June 30, 2025 and 2024, net cash provided by investing activities amounted to $36.4 million and net cash used in investing activities amounted to $1.4 million, respectively. Net cash used in investing activities during the six months ended June 30, 2025 consisted of purchases of an aggregate of $119.3 million worth of marketable securities and of purchases of an aggregate of $15.5 million worth of property and equipment, which was partially offset by $171.2 million of maturity and redemption of marketable securities for the six months ended June 30, 2025. During the six months ended June 30, 2024, net cash used in investing activities related to the purchase of property and equipment.
Net Cash (Used in) Provided by Financing Activities
During the six months ended June 30, 2025, net cash used in financing activities amounted to $0.8 million which was primarily a result of revenue share payments. During the six months ended June 30, 2024, net cash provided by financing activities of $559.4 million related to net aggregate proceeds raised from the BioNTech Agreements and our underwritten offering of ADSs.

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
Our primary uses of capital are compensation and related expenses, clinical costs, external research and development services, laboratory and related supplies, legal and other regulatory expenses, manufacturing and selling AUCATZYL, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support the development of our product candidates and commercialization of AUCATZYL. We also expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
Based on our current clinical development and commercialization plans, we believe our existing cash and cash equivalents of $123.8 million and marketable securities of $330.5 million as of June 30, 2025, will enable us to fund our current and planned operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of this Quarterly Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•our ability to continue to execute our commercialization strategies for AUCATZYL and, if approved, any of our other product candidates for which we may receive regulatory approval;
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
Total product revenue deductions for the six months ended June 30, 2025 of $2.1 million were related to critical estimates subject to significant estimation uncertainty and judgment, as described above. We recorded $1.6 million within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet related to these deductions as of June 30, 2025.
An increase or decrease of 10% in the portion of sales estimated to be subject to expected rebate and chargeback percentages for amounts payable to governments or government agencies, as described above, would have resulted in a $0.6 million reduction or increase in Product revenue, net reported in the unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025. We believe our expected values of accruals reported in the unaudited condensed consolidated balance sheet are materially appropriate; however, due to the uncertainties and judgements outlined above, it is possible eventual amounts could significantly differ to these estimates.
Contractual Obligations
As of June 30, 2025, other than disclosed in Notes 15 to 16 to our unaudited condensed consolidated interim financial statements included in this Quarterly Report, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
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
Interest Rate Risk
Our exposure to interest rate sensitivity is primarily impacted by changes in the underlying United States and United Kingdom bank interest rates. As of June 30, 2025, we had cash and cash equivalents of $123.8 million and marketable securities of $330.5 million, respectively. As of December 31, 2024, we had cash and cash equivalents of $227.4 million and marketable securities of $360.6 million, respectively. Our surplus cash has been invested in interest-bearing savings, money market funds and marketable securities. A hypothetical one percentage point change in interest rates, sustained over the reporting period would have resulted in a $1.2 million increase in interest income on our unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025.
As of June 30, 2025 the Blackstone Collaboration Agreement Liability has a fixed effective interest rate and is not subject to any fluctuations due to interest rates. However, the effective interest rate for the BioNTech Liability may be subject to fluctuations due to the discretionary nature of certain contractual payments to us. We have no other debt outstanding that is subject to interest rate variability. The carrying amount of the Blackstone Collaboration Agreement Liability and BioNTech Liability is based on our estimate of the future royalties, milestones to be paid to Blackstone by us and the expected Blackstone Development Payment to be received over the life of the arrangement as discounted using the initial effective interest rate. The excess or deficit of estimated present value of future royalty, milestone payments and the future Blackstone Development Payment received over the carrying amount is recognized as a cumulative catch-up adjustment within interest expense, net using the effective interest rate.
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
As of June 30, 2025, substantially of our cash and cash equivalents were held by one of our United Kingdom subsidiaries, of which approximately 54% were denominated in pound sterling and approximately 44% were denominated in U.S. dollars, with immaterial amounts denominated in euros and Swiss francs. The significant remainder of our cash and cash equivalents are held by our U.S. subsidiary and denominated in U.S. dollars.
We maintain our accounting records in pounds sterling, our functional currency, and present our consolidated financial statements in U.S. dollars for financial reporting purposes. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. We recorded foreign exchange gains of $1.5 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively foreign exchange gains of $2.7 million for the six months ended June 30, 2025 and foreign exchange losses of $0.5 million for the six months ended June 30, 2024 which are included in foreign exchange gains (losses), net in the unaudited condensed consolidated statements of operations and comprehensive loss.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of June 30, 2025.
Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2025.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under the Exchange Act) occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The current Trump U.S. presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may include, for example, (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (7) increasing regulatory requirements. On April 1, 2025, CMS published Healthcare Common Procedure Coding System (“HCPCS”) application summaries and coding determinations, as well as the Outpatient Prospective Payment System (“OPPS”) Addendum B payment rates. AUCATZYL was included in these CMS publications, formalizing reimbursement for patients on government programs such as Medicare and Medicaid. The CMS policy splits the therapeutic dose of AUCATZYL into two administrations for coding and billing purposes. Because AUCATZYL is administered in two infusions approximately ten days apart, the CMS policy to bill each infusion separately may delay our and our treatment centers’ ability to recognize revenue from a particular treatment. Additionally, in May 2025, NICE issued a preliminary ACD recommending against NHS funding for AUCATZYL in the United Kingdom. A second meeting with NICE is planned in August 2025. Until NICE recommends NHS funding for AUCATZYL, we may not receive adequate coverage and reimbursement for AUCATZYL to support a commercial launch in the United Kingdom, which we currently anticipate in the second half of 2025, subject to NICE recommendation.
Additionally, in the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post approval activities, and affect our ability to profitably sell any products and products candidates for which we obtain marketing approval. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (“OBBBA”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.
Market acceptance and sales of AUCATZYL will depend in part on the extent to which adequate reimbursement will be available from third-party payors, including government health administration authorities such as CMS in the United States and NHS in the United Kingdom. Third-party payors in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. Patients are unlikely to use our products, and providers are unlikely to prescribe our products, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products and their administration, and is provided in a timely manner. Therefore, coverage and adequate reimbursement is critical to new medical product acceptance.
We may not obtain or maintain the benefits associated with orphan drug designation, including market exclusivity or favorable pricing.
Obe-cel in B-ALL received orphan drug designation from the FDA in November 2019 and orphan medicinal product status from the European Commission in March 2022. We may seek orphan drug designation for other indications or product candidates. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care.
Orphan drug exclusive marketing rights may be lost if the FDA or European Commission (on the basis of the opinion of the EMA) later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In the EU, alongside applying for marketing authorization, the applicant must submit a report to European Medicine Agency's Committee for Orphan Medicinal Products (“COMP”) demonstrating that the criteria for orphan designation are still met; if they are not, the medicine loses its orphan status. An applicant can choose to withdraw their application for orphan designation in the EU at any point before the COMP adopts an opinion. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition. For example, based on feedback from the COMP and the results of the latest COMP assessment, in June 2025, we voluntarily withdrew obe-cel from the EU register of orphan medicinal products. Following a thorough evaluation, we have determined not to proceed with the launch of AUCATZYL in Europe in the near term, in part due to the difficulty of achieving a commercially viable price in the absence of orphan drug designation.
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
Current or future tariffs will also result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. Trade restrictions could result in delays to our development timelines, either by directly affecting the import of materials necessary for our clinical trials and commercialization efforts, or by creating bottlenecks at the U.S. ports of entry. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.
The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in United States entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against the United States entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Voluntary Withdrawal of Orphan Drug Designation for obe-cel in the European Union
As previously reported, in March 2022, our product obe-cel received European Commission orphan drug designation. In June 2025, we met with the European Medicines Agency's Committee for Orphan Medicinal Products, which is responsible for assessing continued eligibility for EU orphan drug designation. Following such meeting, in June 2025, we voluntarily withdrew obe-cel from the EU register of orphan medicinal products. In July 2025, following a thorough evaluation of the commercial viability of marketing obe-cel in the European Union without an orphan designation, as well as the challenges associated with the framework of pricing policies for advanced cell therapies within the European Union and the potential impact of proposed most favored nations pricing policies in the United States, we put the launch of obe-cel in Germany on hold. Evaluation of potential pricing and feasibility of market entry opportunities is ongoing.
Item 6. Exhibits.
The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit number	Description
3.1	Articles of Association of Autolus Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form F-1 (file no: 333-224720))
10.1*+	Autolus Therapeutics plc - 2025 Employee Share Purchase Plan
10.2*+	Autolus Therapeutics plc - 2025 UK Sharesave Sub-plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.
*	Filed herewith
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

Autolus Therapeutics plc

Date:	August 12, 2025	By:	/s/ Christian Itin, Ph.D.
			Name	Christian Itin, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	August 12, 2025	By:	/s/ Robert Dolski
			Name	Robert Dolski
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)