Form 10-Q
period 2025-09-30
Autolus Therapeutics plc
filed 2025-11-12
CIK 1730463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 11, 2025, the registrant had 266,143,286 ordinary shares (including shares in form of ADSs), par value $0.000042 per share, outstanding.

EXPLANATORY NOTE

Autolus Therapeutics plc (the “Company”) qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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
•our estimates regarding expenses, future revenue, capital requirements, benefits of cost savings initiatives and needs for additional financing;
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
•our need for and ability to obtain additional funding, on favorable terms or at all;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial statements
AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	Note	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents		$86,124	$227,380
Marketable securities - Available-for-sale debt securities	7	281,289	360,643
Restricted cash		1,498	1,425
Accounts receivable, net	3	32,604	15
Inventories, net	8	27,723	4,138
Prepaid expenses and other current assets	9	85,339	67,328
Total current assets		514,577	660,929
Non-current assets:
Property and equipment, net	10	66,851	49,553
Intangible assets, net	11	20,283	12,373
Prepaid expenses and other non-current assets		191	170
Operating lease right-of-use assets, net		56,625	55,498
Long-term deposits		1,031	963
Deferred tax asset		2,389	3,239
Total assets		$661,947	$782,725
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$10,967	$1,969
Accrued expenses and other liabilities	12	52,264	52,276
Deferred revenue	3	7,612	—
Operating lease liabilities, current		4,828	2,998
Liabilities related to future royalties and milestones, net - current	15	7,400	3,500
Total current liabilities		83,071	60,743
Non-current liabilities:
Operating lease liabilities, non-current		61,007	49,631
Liabilities related to future royalties and milestones, net - non-current	15	251,945	244,600
Other long-term payables		472	426
Total liabilities		396,495	355,400

Commitments and contingencies	17

Shareholders’ equity:
Ordinary shares, $0.000042 par value; 490,909,783 and 490,909,783 shares authorized as of September 30, 2025 and as of December 31, 2024, respectively; 266,141,411 and 266,121,689, shares issued at September 30, 2025 and December 31, 2024, respectively; 266,143,286 and 266,125,337, shares outstanding at September 30, 2025 and December 31, 2024, respectively		12	12
Deferred shares, £0.00001 par value; 34,425 shares authorized, issued and outstanding at September 30, 2025 and December 31, 2024		—	—
Deferred B shares, £0.00099 par value; 88,893,548 shares authorized, issued and outstanding at September 30, 2025 and December 31, 2024		118	118
Deferred C shares, £0.000008 par value; 1 share authorized, issued and outstanding at September 30, 2025 and December 31, 2024		—	—
Additional paid-in capital		1,566,662	1,555,593
Accumulated other comprehensive loss		(4,920)	(29,174)
Accumulated deficit		(1,296,420)	(1,099,224)
Total shareholders’ equity		265,452	427,325
Total liabilities and shareholders’ equity		$661,947	$782,725
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2025	2024	2025	2024
Revenue:	3
Product revenue, net		$21,144	$—	$51,049	$—
License revenue		50	—	50	10,091
Total revenue, net		21,194	—	51,099	10,091
Cost and operating expenses:
Cost of sales		(28,643)	—	(71,039)	—
Research and development expenses, net		(27,892)	(40,323)	(82,056)	(107,606)
Selling, general and administrative expenses		(36,280)	(27,330)	(96,079)	(67,410)
Loss on disposal of property and equipment		—	(223)	(3)	(223)
Impairment of operating lease right-of-use assets and related property and equipment		—	—	—	(414)
Loss from operations		(71,621)	(67,876)	(198,078)	(165,562)
Other income (expense):
Other income, net		84	54	349	161
Foreign exchange (losses) gains, net		(911)	(11,884)	1,769	(12,368)
Interest income		4,382	8,320	15,753	24,908
Interest expense, net	4	(10,520)	(10,686)	(13,834)	(40,129)
Total other (expenses) income, net		(6,965)	(14,196)	4,037	(27,428)
Net loss before income tax		(78,586)	(82,072)	(194,041)	(192,990)
Income tax expenses		(532)	(22)	(3,155)	(66)
Net loss		(79,118)	(82,094)	(197,196)	(193,056)
Other comprehensive (loss) income:
Foreign currency exchange translation adjustment		(5,868)	27,010	23,790	28,094
Unrealized holding gains on available-for-sale debt securities, net of tax of $0, $0, $0 and $0, respectively		86	—	464	—
Total other comprehensive (loss) income, net of tax		(5,782)	27,010	24,254	28,094
Total comprehensive loss		$(84,900)	$(55,084)	$(172,942)	$(164,962)

Basic and diluted net loss per ordinary share	5	$(0.30)	$(0.31)	$(0.74)	$(0.77)
Weighted-average basic and diluted ordinary shares	5	266,141,431	266,084,589	266,136,518	251,480,521
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share amounts)

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	266,137,837	$12	34,425	$—	88,893,548	$118	1	$—	$1,562,774	$862	$(1,217,302)	$346,464
Share-based compensation expense	—	—	—	—	—	—	—	—	3,888	—	—	3,888
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	3,574	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5,782)	—	(5,782)
Net loss	—	—	—	—	—	—	—	—	—	—	(79,118)	(79,118)
Balance at September 30, 2025	266,141,411	$12	34,425	$—	88,893,548	$118	1	$—	$1,566,662	$(4,920)	$(1,296,420)	$265,452

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2024	266,045,468	$12	34,425	$—	88,893,548	$118	1	$—	$1,545,146	$(27,908)	$(989,524)	$527,844
Share-based compensation expense	—	—	—	—	—	—	—	—	4,020	—	—	4,020
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	3,721	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	68,088	—	—	—	—	—	—	—	185	—	—	185
Other comprehensive income	—	—	—	—	—	—	—	—	—	27,010	—	27,010
Net loss	—	—	—	—	—	—	—	—	—	—	(82,094)	(82,094)
Balance at September 30, 2024	266,117,277	$12	34,425	$—	88,893,548	$118	1	$—	$1,549,351	$(898)	$(1,071,618)	$476,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share amounts)

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	266,121,689	$12	34,425	$—	88,893,548	$118	1	$—	$1,555,593	$(29,174)	$(1,099,224)	$427,325
Share-based compensation expense	—	—	—	—	—	—	—	—	11,069	—	—	11,069
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	19,722	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	24,254	—	24,254
Net loss	—	—	—	—	—	—	—	—	—	—	(197,196)	(197,196)
Balance at September 30, 2025	266,141,411	$12	34,425	$—	88,893,548	$118	1	$—	$1,566,662	$(4,920)	$(1,296,420)	$265,452

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	174,101,361	$8	34,425	$—	88,893,548	$118	1	$—	$1,018,902	$(28,992)	$(878,562)	$111,474
Issuance of ordinary shares, net of issuance costs	91,666,669	4	—	—	—	—	—	—	520,613	—	—	520,617
Share-based compensation expense	—	—	—	—	—	—	—	—	9,241	—	—	9,241
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	134,849	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	214,398	—	—	—	—	—	—	—	595	—	—	595
Other comprehensive income	—	—	—	—	—	—	—	—	—	28,094	—	28,094
Net loss	—	—	—	—	—	—	—	—	—	—	(193,056)	(193,056)
Balance at September 30, 2024	266,117,277	$12	34,425	$—	88,893,548	$118	1	$—	$1,549,351	$(898)	$(1,071,618)	$476,965

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(197,196)	$(193,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	6,154	5,639
Amortization of intangible assets	1,029	—
Inventory reserves and write-offs	7,579	—
Loss on disposal of property and equipment	3	223
Share-based compensation net of amounts capitalized	10,995	9,239
Interest expense accrued on liabilities related to future royalties and milestones, net	13,787	39,709
Accretion of available-for-sale securities	(6,793)	—
Foreign exchange differences	(2,483)	(13,166)
Amortization of right-of-use assets	2,768	3,480
Loss on termination of operating lease	—	176
Impairment of operating lease right-of-use assets and related property and equipment	—	414
Deferred income tax	884	(326)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(13,121)	(21,851)
(Increase) decrease in prepaid expenses and other non-current assets	(113)	288
Increase in inventories, net	(30,140)	—
Increase in accounts receivable, net	(32,727)	—
Increase in accounts payable	8,816	1,259
Increase in deferred revenue	7,612	—
(Decrease) increase in accrued expenses and other liabilities	(2,527)	3,713
Increase (decrease) in operating lease liability	9,228	(4,078)
Net cash used in operating activities	(216,245)	(168,337)
Cash flows from investing activities:
Acquisition of property and equipment	(19,928)	(10,963)
Acquisition of intangibles assets	(8,089)	—
Purchases of marketable securities: available-for-sale debt securities	(202,238)	—
Proceeds from maturities and redemptions of marketable securities: available-for-sale debt securities	302,170	—
Net cash provided by (used in) investing activities	71,915	(10,963)
Cash flows from financing activities:
Proceeds of issuance of ordinary shares	—	549,977
Payments of equity issuance costs	—	(29,360)
Proceeds from the exercise of share options	—	595
Proceeds from liabilities related to future royalties and milestones, net	—	40,000
Payments of issuance costs related to the liabilities related to future royalties and milestones, net	—	(1,665)
Payments of revenue share	(2,542)	—
Net cash (used in) provided by financing activities	(2,542)	559,547
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,690	37,955
Net (decrease) increase in cash, cash equivalents and restricted cash	(141,182)	418,202
Cash, cash equivalents and restricted cash, beginning of period	228,804	240,335
Cash, cash equivalents and restricted cash, end of period	$87,622	$658,537

AUTOLUS THERAPEUTICS PLC
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Unaudited supplemental cash flow information
Cash paid for income taxes	$1,539	$1,263

Unaudited supplemental non-cash flow information
Property and equipment purchases included in accounts payable or accrued expenses	$1,447	$2,889
Leased assets terminated and obtained in exchange for operating lease liabilities, net	$—	$(975)
Leased assets obtained in exchange for operating lease liabilities	$276	$1,640
Capitalized share-based compensation, net of forfeitures	$74	$2
Capitalized implementation costs included in accounts payable and accrued expenses	$97	$204

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$86,124	$657,067
Restricted cash	1,498	1,470
Total cash, cash equivalents and restricted cash	$87,622	$658,537

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements

Note 1. Nature of the Business
Autolus Therapeutics plc (with its subsidiaries, collectively, “Autolus” or the “Company”) is an early commercial-stage biopharmaceutical company developing next-generation programmed T cell therapies for the treatment of cancer and autoimmune diseases. Using its broad suite of proprietary and modular T cell programming technologies, the Company is engineering precisely targeted, controlled and highly active T cell therapies that are designed to better recognize target cells, break down their defense mechanisms and attack and kill these cells. The Company believes its programmed T cell therapies have the potential to be best-in- class and to offer patients substantial benefits over the existing standard of care, including the potential for cure in some patients. On November 8, 2024 Autolus was notified by the United States Food and Drug Administration (the “FDA”) that its biologics license application (“BLA”) was approved, allowing for the marketing of AUCATZYL (obecabtagene autoleucel, also known as obe-cel) in the United States for the treatment of adult patients (18 years and older) with relapsed or refractory B-cell precursor acute lymphoblastic leukemia (“r/r B-ALL”). The first sale of AUCATZYL in the United States occurred in January 2025. The United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”) granted AUCATZYL conditional marketing authorization in April 2025, and Autolus has since engaged with the National Institute for Health and Care Excellence (“NICE”) to obtain its recommendation for reimbursement of AUCATZYL by the National Health Service (“NHS”). Such discussions are ongoing and Autolus anticipates commercial launch in the United Kingdom, provided these discussions result in an appropriate level of reimbursement for AUCATZYL for an appropriate patient population. In July 2025, the European Commission granted marketing authorization for AUCATZYL in adult patients (age 26 and older) with r/r B-ALL. Evaluation of potential pricing and feasibility of market entry opportunities in certain EU countries is ongoing; however, at this time, launch in Germany is on hold and the Company does not anticipate any EU sales of AUCATZYL in 2025 and 2026,
Autolus is registered in England and Wales. Its registered office is The MediaWorks, 191 Wood Lane, London, W12 7FP, United Kingdom.
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
These condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly state the Company’s financial position as of September 30, 2025, and the results of its operation for the three-month and nine-month period ended September 30, 2025, and cash flows for the nine-month period ended September 30, 2025. The interim results and cash flows are not necessarily indicative of results and cash flows that may be expected for the year ending December 31, 2025.
Going Concern
The Company has incurred recurring losses since its inception, including net losses of $79.1 million and $82.1 million for the three months ended September 30, 2025 and 2024, respectively, and $197.2 million and $193.1 million for the nine months ended September 30, 2025 and 2024, respectively. The Company had an accumulated deficit of $1,296.4 million and $1,099.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company expects to continue to generate operating losses in the foreseeable future. The Company’s inability to raise additional capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company expects that its cash and cash equivalents and marketable securities of $86.1 million and $281.3 million, respectively, as of September 30, 2025, will be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these unaudited condensed consolidated interim financial statements and accordingly they have been prepared on a going concern basis. As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support its cost structure. Even if the Company is successful in its current and future commercialization efforts for obe-cel and even if the Company's planned regulatory submissions for its current or future products are approved, additional funding may be needed before the Company is expected to become profitable.
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
The Company is subject to state government Medicaid and TriCare programs in the United States which requires rebates to be paid to participating state and local government entities, depending on the eligibility and circumstances of patients treated with AUCATZYL.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
The Company's wholly-owned subsidiary in the United States also participates in programs with government entities, which are covered entities under the 340B Drug Pricing Program (the “340B Program”), the US Department of Defense (the “DoD”) and the US Department of Veterans Affairs (the “VA”), whereby pricing on AUCATZYL is extended below list price to participating entities, including Authorized Treatment Centers (“ATCs”). These entities are entitled to purchase AUCATZYL at the lower program price by charging the Company the difference between their acquisition cost and the lower program price. Estimating expected rebate and chargeback percentages for revenue deductions is judgmental due to the time delay between the date of the sale to ATCs and the subsequent dates on which we are able to determine actual amounts of chargebacks and rebates.
The Company forms estimates of the 340B Program, Medicaid, the DoD and the VA chargeback deductions by analyzing sell-through data relating to the hospital mix of onward sales made by ATCs. For Medicaid and TriCare rebates, the Company forms estimates based on information obtained from claims received, historical and estimated payor mix, setting of care, discount rates and other industry data, and external health coverage statistics. Judgment is applied to consider the relevance and reliability of information used to make these estimates.
Total accrued product revenue deductions for the nine months ended September 30, 2025 of $4.3 million were related to critical estimates subject to significant estimation uncertainty and judgment, as described above. The Company recorded $2.4 million within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet related to these deductions as of September 30, 2025.
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
Inventories, Net
The Company commences capitalization of inventory once regulatory approval for a product candidate is received. Prior to regulatory approval, the Company expensed all such costs as incurred as research and development expenses. The Company capitalizes material costs, labor and applicable overheads that are incurred in the production of its commercial product. Inventory that can be used for either clinical, research or commercial purposes is classified initially as inventory. Inventory that is subsequently used in clinical trials or research activities is expensed once it has been used for research and development purposes.
On November 8, 2024, the Company received the FDA approval for AUCATZYL and commenced capitalization of inventory for AUCATZYL from such date.
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
Product revenue, net of gross-to-net deductions, is recognized only to the extent that a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with gross-to-net deductions is subsequently resolved. Product revenue is recognized net of estimated rebates and chargebacks, patient travel assistance and patient co-pay assistance deductions. These deductions to product revenue are referred to as gross-to-net deductions and are estimated and recorded in the period in which the related product revenue occurs.
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
The Company's wholly-owned subsidiary in the United States also participates in programs with government entities, the most significant of which are the covered entities under the 340B Program, the DoD, and the VA, whereby pricing on products is extended below list price to participating entities. These entities purchase products at the lower program price then charge the Company the difference between their acquisition cost and the lower program price. Accounts receivable is reduced for the estimated amount of unprocessed charge-back claims attributable to a sale.
The Company's wholly-owned subsidiary in the United States further participates in state government Medicaid programs and the TriCare program. All discounts and rebates provided through these programs are included in the Company's Medicaid and TriCare rebate accrual. The estimated amount of unpaid or unbilled rebates are to be recognized and presented as a liability.
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
The Company recorded foreign exchange losses of $0.9 million and $11.9 million for the three months ended September 30, 2025 and 2024, respectively, and foreign exchange gain of $1.8 million and foreign exchange losses of $12.4 million for the nine months ended September 30, 2025 and 2024, respectively, which are included in foreign exchange (losses) gains, net in the unaudited condensed consolidated statements of operations and comprehensive loss.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (the “FASB”) issued the Accounting Standards Update (“ASU”) 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software to remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to provide all entities with a practical expedient and entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.
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
In March 2024, the FASB issued ASU 2024-02—Codification Improvements—Amendments to Remove References to the Concepts Statements, that contains amendments to the Codification that remove references to various FASB Concepts Statements. This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. Early application of the amendments in this ASU is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2024-02 on January 1, 2025 and will apply ASU 2024-02 prospectively to all new transactions recognized on or after the adoption date. The adoption of ASU 2024-02 did not have material effect on the Company's condensed consolidated financial statements and related disclosures for the three and nine months ended September 30, 2025.
In March 2024, the FASB issued ASU 2024-01—Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The Company adopted ASU 2024-01 on January 1, 2025. The adoption of ASU 2024-01 did not have material effect on the Company's condensed consolidated financial statements and related disclosures for the three and nine months ended September 30, 2025.
In December 2023, the FASB issued ASU 2023-09—Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosure by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This guidance is effective for the Company for the year beginning January 1, 2025, with early adoption permitted. The Company does not expect the adoption of ASU 2023-09 to have a material effect on condensed consolidated financial statements and related disclosures for the three and nine months ended September 30, 2025.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s condensed consolidated financial statements and disclosures.
Note 3. Revenue
Product revenue, net
On November 8, 2024, the Company was notified by the FDA that the Company’s BLA was approved, allowing for the marketing of AUCATZYL in the United States for the treatment of adult patients with r/r B-ALL. The first sale of AUCATZYL in the United States occurred in January 2025.
Product revenue, net recognized after estimated deductions for rebates, chargebacks and returns for the three months and nine months ended September 30, 2025, and 2024, is presented in the table below by geographical location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue, net
United States of America	$21,144	$—	$51,049	$—
Total Product revenue, net	$21,144	$—	$51,049	$—
During the three and nine months ended September 30, 2025, 100% of the Company's product revenue, net was generated through the Company's agent Cardinal Health 105, LLC (“Cardinal Health”) from ATCs on behalf of patients.
Accounts receivable from contracts with customers
Accounts receivable as of September 30, 2025 and December 31, 2024 was $32.6 million and less than $0.1 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of September 30, 2025 and December 31, 2024, based on the Company's third-party agreements are immaterial.
Deferred revenue
The table below shows the movements in deferred revenue (in thousands):

Balance as of December 31, 2024	$—
Previously deferred revenue recognized in the period	—
Additions to deferred revenue	7,612
Balance as of September 30, 2025	$7,612
Accruals for rebates, chargebacks and returns
Current accruals for rebates and chargebacks as of September 30, 2025 were as follows (in thousands):

	Rebates	Chargebacks	Total
As of December 31, 2024	$—	$—	$—
Rebate and chargeback accruals related to product revenue recognized in the period	2,752	1,587	4,339
Payments and credits made	(845)	(1,091)	(1,936)
As of September 30, 2025	$1,907	$496	$2,403

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
License revenue, net
License revenue for the three and nine months ended September 30, 2025, and 2024, is presented in the table below by geographical location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License revenue
Europe	$50	$—	$50	$10,091
Total License revenue	$50	$—	$50	$10,091
Major customers
The Company recognized license revenue of less than $0.1 million during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, all of the Company’s license revenues were generated from BioNTech.
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
The Company further determined the consideration received included in the transaction price at contract inception, is to be allocated to the one combined performance obligation. The Company determined that the performance obligation was recognized at a point-in-time, upon the delivery of the transfer of know-how and Binder License to BioNTech. The Company recognized total license revenue of $10.1 million (net of foreign exchange differences), related to the BioNTech License and Option Agreement during the three months ended March 31, 2024. No license revenue was recognized during the three and nine months ended September 30, 2025.
The Company is eligible to receive milestone payments of up to $32.0 million in the aggregate upon the achievement of specified clinical development and regulatory milestones for each Binder Licensed Product that achieves such milestones. The Company is also eligible to receive a low single-digit royalty on net sales of Binder Licensed Products, subject to customary reductions, which are subject to specified limits. The royalty will be increased if BioNTech, its affiliates or sublicensees commercialize a Binder Licensed Product in an indication and country in which the Company or its affiliates or licensees also commercializes a product containing the same binders. Under the BioNTech License and Option Agreement, BioNTech is solely responsible for, and has sole decision-making authority with respect to, at its own expense, the exploitation of Binder Licensed Products. Milestone payments and royalty payments are regarded as variable consideration and will be evaluated under the most likely amount method. Milestone payments and royalty payments were not included in the transaction price, as these amounts were fully constrained as of September 30, 2025 and 2024, respectively.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Technology Options
As the Binder Option and the Activity Enhancement Option, referred to as the “Technology Options”, are outside the scope of ASC 815, the Company considered other relevant accounting guidance to apply to this component of the BioNTech License and Option Agreement. The Company therefore applied ASC 606, considering particularly the accounting guidance related to any options granted to customers to purchase additional goods or services at a future date as this could provide a material right to the customer. A material right is a promise embedded in a current contract that should be accounted for as a separate performance obligation. The Company determined the Technology Options were not offered at a significant and incremental discount. Accordingly, the Technology Options granted to BioNTech do not represent a material right and, therefore, were not a performance obligation at the outset of the arrangement. The Technology Options exercise fee equates to the standalone selling price of the technologies underlying each option and consequently, the transaction price of $10.0 million was not allocated to the Technology Options’ performance obligation. No Technology Options were exercised during the three and nine months ended September 30, 2025 and 2024, respectively.
Product Options
As the option to obtain exclusive rights to co-fund development costs of the Company’s development-stage programs AUTO1/22 and AUTO6NG (“Product Options”) are precluded from being accounted for under ASC 815 due to the scope exception, management considered the terms of the Product Options and concluded that they should be accounted for as a gain contingency under the scope of ASC 450, Contingencies (“ASC 450”). The Product Options, unlike the Technology Options, are 1) still subject to negotiation as to the specific activities to be performed by each party, which will be determined and agreed before the Product Options can be exercised, and 2) have not been exercised upon signature of the BioNTech License and Option Agreement. As a result, Product Options are not accounted for under ASC 606, and no recognition is required under ASC 450, until the Product Options are exercised. No Product Options were exercised during the three and nine months ended September 30, 2025 and 2024, respectively. The product option for AUTO1/22 was not exercised and expired on February 8, 2025.
Note 4. Interest Expense, Net
Interest expense, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense accrued on liabilities related to future royalties and milestones, net	$10,493	$10,280	$31,312	$28,839
Cumulative catch-up adjustment arising from the liabilities related to future royalties and milestones, net	—	—	(17,525)	10,870
Other interest expense	27	406	47	420
Total interest expense	$10,520	$10,686	$13,834	$40,129
Note 5. Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss	$(79,118)	$(82,094)	$(197,196)	$(193,056)
Net loss	$(79,118)	$(82,094)	$(197,196)	$(193,056)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	266,141,431	266,084,589	266,136,518	251,480,521
Basic and diluted net loss per ordinary share	$(0.30)	$(0.31)	$(0.74)	$(0.77)

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
The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	September 30,	September 30,
	2025	2024
Unvested restricted stock units	94,375	36,186
Share options	30,312,911	20,382,429
Warrants	3,265,306	3,265,306
Total potentially dilutive securities	33,672,592	23,683,921
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2025
	Aggregate estimated fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$78,885	$78,885	$—	$—
	$78,885	$78,885	$—	$—

Assets classified as marketable securities: available-for-sale debt securities
Commercial paper	$48,412	$—	$48,412	$—
Corporate debt securities	90,496	—	90,496	—
United Kingdom Government Securities	122,896	—	122,896	—
United States Treasury Bills	19,485	19,485	—	—
	$281,289	$19,485	$261,804	$—
	$360,174	$98,370	$261,804	$—

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

	December 31, 2024
	Aggregate estimated fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$113,447	$113,447	$—	$—
Commercial paper	14,301	—	14,301	—
United Kingdom Government Securities	84,255	—	84,255	—
United States Treasury Bills	7,989	7,989	—	—
	$219,992	$121,436	$98,556	$—

Assets classified as marketable securities: available-for-sale debt securities
Commercial paper	$21,141	$—	$21,141	$—
Corporate debt securities	151,124	—	151,124	—
United Kingdom Government Securities	141,307	—	141,307	—
United States Treasury Bills	47,071	47,071	—	—
	$360,643	$47,071	$313,572	$—
	$580,635	$168,507	$412,128	$—
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
As of September 30, 2025 and December 31, 2024, the Company did not have non-financial assets measured at fair value on a recurring basis. During the three and nine months ended September 30, 2025 and the year ended December 31, 2024, there were no transfers between fair value levels.
Note 7. Marketable Securities: Available-For-Sale Debt Securities
As of September 30, 2025 and December 31, 2024, the Company has the following investments in available-for-sale debt securities, which are categorized as marketable securities: available-for-sale debt securities on the balance sheet depending on their maturity at acquisition (in thousands):

	September 30, 2025
	Remaining contractual maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value
Marketable securities: available-for-sale debt securities:
Commercial paper	within 1 year	$48,396	$19	$(3)	$48,412
Corporate debt securities	within 1 year	87,407	72	(2)	87,477
United Kingdom Government Securities	within 1 year	122,903	8	(15)	122,896
United States Treasury Bills	within 1 year	19,433	52	—	19,485
Corporate debt securities	1 to 5 years	3,006	13	—	3,019
Total		$281,145	$164	$(20)	$281,289

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

	December 31, 2024
	Remaining contractual maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value
Marketable securities: available-for-sale debt securities:
Commercial paper	within 1 year	$21,145	$3	$(7)	$21,141
Corporate debt securities	within 1 year	91,853	5	(70)	91,788
United Kingdom Government Securities	within 1 year	141,376	—	(69)	141,307
United States Treasury Bills	within 1 year	29,663	12	—	29,675
Corporate debt securities	1 to 5 years	59,530	—	(194)	59,336
United States Treasury Bills	1 to 5 years	17,393	7	(4)	17,396
Total		$360,960	$27	$(344)	$360,643
The number of securities held by the Company and aggregate fair value (in thousands) and in an unrealized loss position as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025
	Number of securities held	Gross unrealized losses	Fair market value of investments in an unrealized loss position
Marketable securities: available-for-sale debt securities in a continuous loss position for less than 12 months:
Commercial paper	3	$(3)	$7,369
Corporate debt securities	5	(2)	14,970
United Kingdom Government Securities	5	(15)	56,536
Total	13	$(20)	$78,875

	December 31, 2024
	Number of securities held	Gross unrealized losses	Fair market value of investments in an unrealized loss position
Marketable securities: available-for-sale debt securities in a continuous loss position for less than 12 months:
Commercial paper	3	$(7)	$8,944
Corporate debt securities	41	(264)	133,078
United Kingdom Government Securities	8	(69)	141,307
United States Treasury Bills	4	(4)	9,905
Total	56	$(344)	$293,234
The aggregated net unrealized loss on available-for-sale debt securities in the amount of $0.1 million has been recognized in accumulated other comprehensive loss in the Company's condensed consolidated balance sheet as of September 30, 2025.
At September 30, 2025, the Company held 13 marketable securities: available-for-sale debt securities out of its total investment portfolio that were in a continuous unrealized loss position. As of September 30, 2025, no allowance for expected credit losses has been recognized in relation to securities in an unrealized loss position. The related unrealized losses are not severe, have been for a short duration and are due to normal market, exchange rate fluctuations and all securities have an investment-grade credit rating. The Company neither intends to sell these investments nor has concluded that it will more-likely-than-not have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
There were no amounts reclassified out of other comprehensive income (loss), net of tax during the three and nine months ended September 30, 2025 and during the year ended December 31, 2024.
Note 8. Inventories, Net
Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Consumables	$7,810	$2,026
Raw materials	8,754	1,956
Work in progress	8,535	16
Finished goods	2,624	140
Total inventories, net	$27,723	$4,138
Inventory reserves as of September 30, 2025 and December 31, 2024 amounted to $5.4 million and nil, respectively. Inventory reserves and write-offs recognized in cost of sales for the three and nine months ended September 30, 2025 amounted to $4.3 million and $7.6 million, respectively, reflecting estimated obsolescence and lower market values. There were no inventory reserves recorded for the three and nine months ended September 30, 2024.
Note 9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Research and development claims receivable	$48,505	$38,242
Prepayments	23,206	15,212
VAT receivable	5,833	5,996
Deferred cost	3,378	2,320
Accrued interest income	1,796	2,566
Other taxes receivable	1,685	1,571
Other receivables	936	1,421
Total prepaid expenses and other current assets	$85,339	$67,328
Note 10. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Lab equipment	$46,106	$41,728
Office equipment	6,692	6,330
Furniture and fixtures	2,545	2,359
Leasehold improvements	15,136	14,116
Assets under construction	39,153	19,638
Less: accumulated depreciation	(42,781)	(34,618)
Total property and equipment, net	$66,851	$49,553
Depreciation expense for the three months ended September 30, 2025 and 2024 was $2.1 million and $1.9 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $6.2 million and $5.6 million, respectively.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Note 11. Intangible Assets, Net
The following table summarizes the carrying amount of the Company's intangible assets, net of accumulated amortization (in thousands):

	September 30,	December 31,
	2025	2024
Licensed IP rights	$21,505	$12,535
Software licenses	49	—
Less: accumulated amortization	(1,271)	(162)
Total intangibles assets, net	$20,283	$12,373
Amortization expense for the three months ended September 30, 2025 and 2024 was $0.5 million and nil, respectively, and for the nine months ended September 30, 2025 and 2024 was $1.0 million and nil, respectively. The estimated annual amortization expense related to this asset is $2.0 million for each of the five years ending in 2030.
On July 18, 2025, the Company was notified by the European Commission that the Company has been granted marketing approval for AUCATZYL (obecabtagene autoleucel) for the treatment of adult patients (26 years and older) with r/r B-ALL which triggered a £6.0 million regulatory milestone payment that was paid by the Company during the three months ended September 30, 2025 in accordance with the UCLB License Agreement.
Note 12. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Compensation and benefits	$22,611	$19,681
Professional fees	8,782	9,075
Research and development costs	5,990	13,372
Manufacturing accruals	5,946	6,075
VAT accrual	4,171	3,594
Rebates, chargebacks and returns	2,403	—
Other liabilities	2,361	479
Total accrued expenses and other liabilities	$52,264	$52,276
Note 13. Shareholders’ Equity
Ordinary Shares
Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the Company’s board of directors and declared by the shareholders. As of September 30, 2025, the Company has not declared any dividends.
Restricted Stock Units
At September 30, 2025, restricted stock unit awards for 1,875 ordinary shares had vested but the underlying shares had not been issued. However, these vested restricted stock unit awards have been included in the calculation of the Company’s outstanding shares at September 30, 2025 as they are considered issuable for little or no cash consideration. Subsequent to September 30, 2025, 1,875 of the underlying ordinary shares were issued.
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
In the event that BioNTech and the Company entered into a joint manufacturing and commercial services agreement (“MCSA”) within 18 months of the initial closing of the Private Placement, BioNTech would have purchase up to 15,000,000 ADSs for an aggregate purchase price of up to $20.0 million, subject to additional limitations and restrictions. On August 6, 2025, the MCSA option expired unexercised.
Note 14. Share-Based Compensation
2025 Employee Share Purchase Plan
In May 2025, the Company's board of directors adopted the 2025 Employee Share Purchase Plan (the “Purchase Plan” or “ESPP”), which became effective upon approval by the Company's shareholders in June 2025. The following description of the Purchase Plan is a summary only and is qualified in its entirety by reference to the complete text of the Purchase Plan. Subject to adjustment for certain changes in the Company's capitalization, the maximum number of Shares (as defined therein) that may be issued under the Purchase Plan is 3,000,000. The Purchase Plan includes both (i) a 423 Component (as defined therein), which is intended to be used to grant rights to purchase Shares which qualify as options issued under an “employee stock purchase plan” as that term is defined in Section 423(b) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and (ii) a Non-423 Component (as defined therein), which is intended to be used to grant rights to purchase Shares which do not qualify for such treatment under the Code. The UK Sharesave Sub-Plan has been adopted as a sub-plan to the Purchase Plan. The Sharesave is a UK 'all employee' share option plan, which is intended to satisfy the requirements of Schedule 3 of ITEPA for tax qualifying save-as-you-earn share options plans. The Purchase Plan, including any sub-plans, is administered by the Company's board of directors, which may delegate such administration to a committee comprised of one or more members of the board. The plan administrator has the power, subject to the provisions of the Purchase Plan, to determine when and how rights to purchase the Company's shares will be granted, the provisions of each offering of such rights (which need not be identical), and whether employees of any of Autolus parent or subsidiary companies will be eligible to participate in the Purchase Plan. The Company has not yet initiated any purchase periods or granted shares under the ESPP as of September 30, 2025.
2025 Inducement Plan
The Company's 2025 Inducement Plan (the “2025 Inducement Plan”) became effective on March 27, 2025 and, in accordance with Nasdaq listing rules and the SEC requirements, provides for issuance of inducement equity awards to qualifying individuals in connection with their entering into employment with the Company or its affiliates. Awards granted under the 2025 Inducement Plan will not exceed 3,000,000 ADSs, representing an equal number of ordinary shares. As of September 30, 2025, 354,700 shares are reserved for issuance under the 2025 Inducement Plan. Equity awards granted under the 2025 Inducement Plan generally vest in the same manner as other Company awards, with 25% of the awards vesting one year after the vesting commencement date and the remainder of the awards vesting in equal monthly installments over three additional years.
The following table summarizes the total share-based compensation expense included in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$1,266	$1,218	$3,792	$2,716
Selling, general and administrative expenses	2,166	2,802	6,207	6,525
Cost of sales	456	—	1,070	—
Capitalized to intangibles, net / property and equipment, net	(53)	—	(74)	(2)
Total share-based compensation expense	$3,835	$4,020	$10,995	$9,239

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Share Options
The table below summarizes Company’s share option activity during the nine months ended September 30, 2025:

	Number of Options	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2024	20,754,316	$5.41	7.78	$1,536
Granted	11,724,397	1.93		—
Forfeited	(1,239,036)	2.39		—
Expired	(926,766)	5.23		—
Outstanding as of September 30, 2025	30,312,911	$4.20	7.93	$80
Exercisable as of September 30, 2025	13,659,568	$6.45	6.62	$80
Vested and expected to vest as of September 30, 2025	30,312,911	$4.2	7.93	$80

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of ordinary shares for those options in the money as of September 30, 2025.

The weighted average grant-date fair value of share options granted was $1.39 per share option for the nine months ended September 30, 2025. The weighted average grant-date fair value of share options granted was $3.02 per share option for the nine months ended September 30, 2024.
The total intrinsic value of share options exercised was nil for the nine months ended September 30, 2025. The total intrinsic value of options exercised was $0.5 million for the nine months ended September 30, 2024.
As of September 30, 2025, the total unrecognized compensation expense related to unvested share options without performance conditions was $14.7 million, which the Company expects to recognize over a weighted average vesting period of 3.05 years.
Restricted Stock Units
The table below summarizes Company’s restricted stock unit (“RSU”) awards activity during the nine months ended September 30, 2025:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at December 31, 2024	32,412	$4.22
Granted	80,000	1.50
Vested	(17,949)	4.41
Forfeited	(88)	6.20
Unvested and outstanding at September 30, 2025	94,375	$1.88
As of September 30, 2025, there was $0.1 million of unrecognized share-based compensation expense related to unvested RSUs without performance conditions, which is expected to be recognized over a weighted average period of 3.72 years.
Note 15. Liabilities Related to Future Royalties and Milestones, Net
The following table summarizes the carrying amount of the Company's liabilities related to future royalties and milestones, net (in thousands):

Balance at December 31, 2024	$248,100
Interest expense accrued on liabilities related to future royalties and milestones, net	31,312
Cumulative catch-up adjustment	(17,525)
Revenue share payments (royalties)	(2,542)
Balance at September 30, 2025	$259,345

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
The following table summarizes the current versus non-current split of the liabilities related to future royalties and milestones, net (in thousands):

	September 30,	December 31,
	2025	2024
Current portion of liabilities related to future royalties and milestones, net	$7,400	$3,500
Non-current portion of liabilities related to future royalties and milestones, net	251,945	244,600
Total liabilities related to future royalties and milestones, net	$259,345	$248,100
During the three months ended September 30, 2025 and 2024, interest expense on liabilities related to future royalties and milestones, net amounted to $10.5 million and $10.3 million, respectively. During the nine months ended September 30, 2025 and 2024, interest expense on liabilities related to future royalties and milestones, net amounted to $31.3 million and $28.8 million, respectively.
There were no cumulative catch-up adjustments for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the cumulative catch-up adjustments amounted to $17.5 million and $10.9 million, respectively.
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
Manufacturing and Commercial Services Agreement
Under the terms of the BioNTech License and Option Agreement, the Company agreed to grant BioNTech the option to negotiate a joint MCSA, pursuant to which the parties would have accessed and leveraged each other’s manufacturing and commercial capabilities, in addition to Autolus’ commercial site network and infrastructure, with respect to certain of each parties’ CAR T products, including BioNTech’s product candidate BNT211. The MCSA, if entered into, would also have granted BioNTech access to the Company’s commercial site network and infrastructure. On August 6, 2025, the MCSA option expired unexercised.
The carrying amount of the Blackstone Collaboration Liability and BioNTech Liability is based on the Company’s estimate of the future royalties to be paid to BioNTech to be received over the life of the arrangement as discounted using an effective interest rate. The excess or deficit of estimated present value of future royalties over the initial carrying amount, is recognized using the cumulative catch-up method within interest expense using the initial effective interest rate. The imputed rate of interest on the unamortized portion of the Blackstone Collaboration Liability and BioNTech Liability was approximately 15.80% and 28.70% as of September 30, 2025, respectively.
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
The Company’s costs as a lessee for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$2,154	$2,155	$6,462	$6,340
Variable costs	676	157	1,428	1,186
Short term lease costs	115	72	229	276
Total lease costs	$2,945	$2,384	$8,119	$7,802

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Supplemental cash flow information for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Nine Months Ended September 30,
Other information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash (inflows) outflows from operating leases(1)	$(5,589)	$7,067
(1) Includes lease incentives received during the nine months ended September 30, 2025 relating to the Company's Nucleus facility lease.
The weighted average remaining lease term and weighted average discount rate of operating leases as of September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Weighted-average remaining lease term - operating leases	16.1 years	15.6 years
Weighted-average discount rate - operating leases	8.17%	8.14%
The maturities of operating lease liabilities as of September 30, 2025 were as follows (in thousands):

2025	$2,806
2026	9,572
2027	8,961
2028	8,193
2029	6,161
Thereafter	83,016
Total lease payments	118,709
Less: imputed interest	(52,874)
Present value of lease liabilities	$65,835
Note 17. Commitments and Contingencies
License Agreements
The Company has entered into an exclusive license agreement, as amended (the “UCLB License Agreement”), with UCL Business Ltd (“UCLB”). In connection with the UCLB License Agreement, the Company is required to make annual license payments and may be required to make payments to UCLB upon the achievement of specified milestones, including upon regulatory approval for obe-cel. During the three and nine months ended September 30, 2025, less than $0.1 million was paid or payable to UCLB by the Company, relating to the income allocable to the value of the sublicensed intellectual property rights.
On July 18, 2025, the Company was notified by the European Commission that the Company has been granted marketing approval for AUCATZYL (obecabtagene autoleucel) for the treatment of adult patients (26 years and older) with r/r B-ALL which triggered a £6.0 million regulatory milestone payment that was paid by the Company during the three months ended September 30, 2025 in accordance with the UCLB License Agreement. The Company recognized the regulatory milestone payment as an intangible asset.
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
In previous periods, the Company has entered into agreements with certain advisory firms. The Company is obligated to make specified payments upon the achievement of certain strategic transactions involving the Company. During the three and nine months ended September 30, 2024, the Company paid a fee under these agreements. There were no fees paid or payable to strategic advisory firms during the three and nine months ended September 30, 2025.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
The Company has estimated the probability of the Company achieving each potential milestone in relation to the agreements with UCLB and its agreements with certain advisory firms in accordance with ASC 450. The Company considers regulatory approval, commercial milestones and execution of collaboration agreements probable when actually achieved. Furthermore, the Company recognizes expenses for clinical milestones when their achievement is deemed probable. The Company concluded that as of September 30, 2025, there were no other milestones for which the likelihood of achievement was currently probable.
Capital Commitments
As of September 30, 2025, the Company’s unconditional purchase obligations for capital expenditures totaled $7.0 million and included signed orders for capital equipment and capital expenditures for construction and related expenditures relating to its properties in the United Kingdom and the United States. The Company expects to incur the full amount of these obligations within one year.
Master Supply Commitments
As of September 30, 2025, the Company’s unconditional purchase obligations with Miltenyi Biotec GmbH for reagents and consumables totaled $2.8 million, which the Company expects to incur within one year.
BioNTech Agreements
BioNTech License and Option Agreement - Product Options gain contingency
As the Product Options within the BioNTech License and Option Agreement were an embedded feature within a freestanding financial instrument, the Company assessed if the Product Options should be accounted for as a derivative under ASC 815. However, the Company determined the Product Options met the scope exception for derivative accounting under ASC 815 and therefore should be accounted for a gain contingency under the scope of ASC 450. As of September 30, 2025 and December 31, 2024, the Product Options were not exercised and, therefore, no amounts were recognized.
Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details about the BioNTech Agreements.
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any litigation and did not have contingency reserves established for any liabilities as of September 30, 2025 and December 31, 2024.
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
SME Research and Development (R&D) tax credit
In the accounting period to December 2023, based on the relevant tax legislation, the Company met the conditions of the R&D intensive scheme, and therefore submitted its corporate tax return on this basis. This is subject to agreement by the United Kingdom tax authority. The tax authority's non-statutory guidance, includes some expenditure in the calculation of whether a company meets the R&D intensive scheme, which is in conflict with the criteria in the tax legislation. The position is uncertain and the legislation is currently untested in the United Kingdom courts. If the Company's claim is unsuccessful, normal SME relief will be available and there will be a material reduction in the value of the tax credit obtained (18.6% as opposed to 26.97% net benefit). Should the uncertainty be resolved in the Company’s favor, this would result in a gain and would be accounted for as a gain contingency under the scope of ASC 450. This uncertainty only applies to one accounting period.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Note 18. Segment Reporting
Long-lived assets
Long-lived assets (excluding intangibles, deferred tax and financial instruments) were located as follows (in thousands):

	September 30,	December 31,
	2025	2024
United Kingdom	$122,145	$104,160
United States of America	534	891
Total long-lived assets	$122,679	$105,051
Revenue
Revenue recognized by geographic area are disclosed in Note 3, “Revenue”.
Segment loss
The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product Revenue, net	$21,144	$—	$51,049	$—
License Revenue	50	—	50	10,091
Less:
Cost of sales	(28,643)	—	(71,039)	—
Research and clinical development	(16,112)	(9,990)	(45,231)	(25,961)
Product delivery	(5,205)	(26,357)	(15,170)	(69,943)
Commercial and Medical affairs	(20,533)	(15,413)	(52,488)	(33,960)
Support functions	(24,085)	(13,344)	(60,908)	(38,082)
Other segment income (expenses), net (1)	1,763	(2,772)	(4,341)	(7,707)
Total operating expenses	(92,815)	(67,876)	(249,177)	(175,653)
Operating loss	(71,621)	(67,876)	(198,078)	(165,562)
Other income, net	84	54	349	161
Foreign exchange (losses) gains, net	(911)	(11,884)	1,769	(12,368)
Interest income	4,382	8,320	15,753	24,908
Interest expense, net	(10,520)	(10,686)	(13,834)	(40,129)
Income tax expenses	(532)	(22)	(3,155)	(66)
Segment and consolidated net loss	$(79,118)	$(82,094)	$(197,196)	$(193,056)
(1) Other segment income (expenses), net include United Kingdom research and development tax credits, depreciation, amortization and share-based compensation expenses.
Note 19. Related Party Transactions
Blackstone Agreements
In November 2021, the Company concurrently entered into the Blackstone Agreements. As of the execution of the Blackstone Agreements, Blackstone became a related party of the Company, as Blackstone became the owner of more than 10% of the Company’s outstanding voting securities. In addition, Blackstone received and exercised its right to nominate one director to the board of directors of the Company and is therefore considered to be one of the principal owners of the Company. As of September 30, 2025, Blackstone holds more than 5% of the Company's outstanding voting securities.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
As of September 30, 2025, the carrying amount of the Blackstone Collaboration Agreement Liability was $219.5 million. For the nine months ended September 30, 2025, the aggregated cumulative non-cash interest expense and cumulative catch-up adjustment amounted to $9.5 million and the revenue share payments amounted to $1.6 million. As of December 31, 2024, the carrying amount of the Blackstone Collaboration Agreement Liability was $211.6 million which included aggregated cumulative non-cash interest expense (including cumulative catch-up adjustments), of $10.7 million. Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details.
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
As of September 30, 2025, the carrying amount of the BioNTech Liability was $39.9 million. For the nine months ended September 30, 2025, the aggregated cumulative interest expense and cumulative catch-up adjustment amounted to $4.3 million and the revenue share payments amounted to $0.9 million. As of December 31, 2024, the carrying amount of the BioNTech Liability was $36.5 million which included aggregated cumulative non-cash interest expense (including cumulative catch-up adjustments), of $1.8 million. Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details.
Note 20. Subsequent Events
The Company evaluated subsequent events through November 12, 2025, the date on which these unaudited condensed consolidated financial statements were issued.

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
We maintain our books and records in pounds sterling, our results are subsequently converted to U.S. dollars, and we prepare our consolidated financial statements in accordance with U.S. GAAP, as issued by the FASB. All references in this Quarterly Report on Form 10-Q to “$” are to U.S. dollars and all references to “£” are to pounds sterling. Our unaudited condensed consolidated statements of operations and comprehensive loss and unaudited condensed consolidated statements of cash flows for the three months ended September 30, 2025 and 2024 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3482 and £1.00 to $1.3008, respectively. Our unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the nine months ended September 30, 2025 and 2024 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3141 and £1.00 to $1.2768, respectively. Our unaudited condensed consolidated balance sheet as of September 30, 2025 and audited consolidated balance sheet as of December 31, 2024 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3441 and £1.00 to $1.2535, respectively. These translations should not be considered representations that any such amounts have been, could have been or could be converted into U.S. dollars at those or any other exchange rate as of those or any other dates.
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
Since our inception, we have incurred significant operating losses. For the three months ended September 30, 2025 and 2024, we incurred net losses of $79.1 million and $82.1 million, respectively, and had an accumulated deficit of $1,296.4 million and $1,099.2 million as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, we had cash and cash equivalents of $86.1 million and marketable securities of $281.3 million. Based on our current clinical development and commercialization plans, we believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our current and planned operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of our unaudited condensed consolidated financial statements included in this Quarterly Report. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our revenues and expenses, which we have based on assumptions that may prove to be wrong and could prove to be significantly higher than we currently anticipate, could vary materially and adversely as a result of a number of factors. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

Recent Developments
AUCATZYL launch:
•We reported net product revenue, net of $21.1 milion for three months ended September 30, 2025 and deferred revenue of $7.6 milion as of September 30, 2025.
•We have 60 cancer treatment centers fully activated in the United States of November 12, 2025, achieving the target of 60 activated centers prior to year-end.
•Patient access to AUCATZYL continues to increase, with coverage secured for greater than 90% of total United States medical lives.
•The United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”) granted AUCATZYL conditional marketing authorization in April 2025, and Autolus has since engaged with the National Institute for Health and Care Excellence (“NICE”) to obtain its recommendation for reimbursement of AUCATZYL by the National Health Service (“NHS”). Such discussions are ongoing and Autolus anticipates commercial launch in the United Kingdom, provided these discussions result in an appropriate level of reimbursement for AUCATZYL for an appropriate patient population.
•In July 2025, the European Commission granted marketing authorization for AUCATZYL in adult patients (age 26 and older) with r/r B-ALL. Evaluation of potential pricing and feasibility of market entry opportunities in certain EU countries is ongoing; however, at this time, launch in Germany is on hold and we do not anticipate any EU sales of AUCATZYL in 2025 and 2026.
•Data from the Real-World Outcomes Collaborative for CAR T in Adult ALL database evaluating patient characteristics, toxicity and response after real-world administration of AUCATZYL (obecabtagene autoleucel) and TECARTUS (brexucabtagene autoleucel) for relapsed acute lymphoblastic leukemia with r/r ALL will be presented at the American Society of Hematology Annual Meeting.
Obe-cel clinical updates:
Obe-cel data in r/r B-ALL
•Data from the ongoing Phase Ib/II CATULUS study evaluating the safety and efficacy of obe-cel in patients under 18 years with CD19-positive r/r B-ALL or B-cell Non-Hodgkin Lymphoma (“NHL”) will be presented at the American Society of Hematology Annual Meeting (“ASH”). Data show the safety profile of obe-cel in pediatric patients is consistent with that previously reported in adults, with low rates of high-grade cytokine release syndrome (“CRS”) and immune effector cell-associated neurotoxicity syndrome (“ICANS”). Overall response rate (“ORR”) was high at 95% and nearly 90% of responders had ongoing remission at data cut-off. Additional data will be presented in a poster presentation at ASH on December 7, 2025.
•In October 2025, the FDA granted regenerative medicine advanced therapy (“RMAT”) designation to obe-cel for the treatment of pediatric patients with r/r B-ALL. The RMAT designation is a program created under the 21st Century Cures Act to accelerate development and regulatory review of regenerative medicine therapies, including cell therapies, intended to treat serious or life-threatening diseases.
Obe-cel in lupus nephritis (“LN”)
•We presented data from the Phase 1 CARLYSLE clinical trial on October 28, 2025 at the American College of Rheumatology (“ACR”) Convergence 2025. Data in severe refractory systemic lupus erythematosus (“srSLE”)) suggests obe-cel is well tolerated with no ICANS or high-grade CRS. Preliminary efficacy data demonstrate achievement of definition of remission in SLE (“DORIS”) in 83% (n=5/6) of patients and complete renal response in 50% (n=3/6) of patients. All responses and remissions are ongoing with no evidence of disease activity at a median follow up of 8.9 months (range 6-13.8 months).
•Additional findings from the ongoing CARLYSLE study will be presented in an oral presentation at the American Society of Hematology Annual Meeting 2025 in December 2025. The B-cell reconstitution profiles data suggest that obe-cel may induce a reset of pathologic autoimmunity. Updated Phase I data with longer follow-up, and data in patients who received 100×106 CAR T-cells will be presented.
•We have previously aligned with the FDA on the Phase 2 trial design and potential registrational path to approval for obe-cel in LN. Data to date supported progressing into the Phase 2 LUMINA trial. The first patient is expected to be dosed prior to December 31, 2025.

Obe-cel in progressive multiple sclerosis (“MS”)
•We plan to advance obe-cel into initial clinical development in progressive multiple sclerosis (“MS”). The first patient in the Phase 1 BOBCAT trial was dosed in October 2025. The BOBCAT trial, expected to include up to 18 adult patients, will determine the safety, tolerability, and preliminary efficacy of obe-cel in participants with refractory progressive forms of MS. The primary endpoint is to assess safety and tolerability of obe-cel. Key secondary endpoints include evaluating the preliminary efficacy of obe-cel using change from baseline in standard efficacy measures.
Early-stage pipeline programs and collaborations:
•Our translational programs with University College London (“UCL”) continue to fuel our early-stage pipeline, providing a cost-efficient path to development.
•In November 2025, Moderna announced that the first patient has been dosed in a Phase 1/2 study of mRNA-2808, an investigational mRNA-based T-cell engager for participants with relapsed or refractory multiple myeloma. mRNA-2808 utilizes Autolus’ proprietary binder that was licensed to Moderna in 2022.
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
Our Company's wholly-owned subsidiary in the United States also participates in programs with government entities, the most significant of which are the covered entities under the 340B Drug Pricing Program (the “340B Program”), the US. Department of Defense (the “DoD”), and the US. Department of Veterans Affairs (the “VA”), whereby pricing on products is extended below list price to participating entities. These entities purchase products at the lower program price then charge the Company the difference between their acquisition cost and the lower program price. Accounts receivable is reduced for the estimated amount of unprocessed charge-back claims attributable to a sale.
Our Company's wholly-owned subsidiary in the United States further participates in state government Medicaid programs and the TriCare program. All discounts and rebates provided through these programs are included in the Company's Medicaid and TriCare rebate accrual. The estimated amount of unpaid or unbilled rebates are to be recognized and presented as a liability.

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
License Revenue
We account for our revenue pursuant to the provisions of ASC 606. As of September 30, 2025, we have entered into various license agreements which included non-refundable upfront license fees, options for future commercial licenses, payments based upon achievement of clinical development and regulatory objectives, payments based upon achievement of certain levels of product sales, and royalties on licensed product sales.
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
Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch raw materials inventory is depleted. Thus, the cost of sales as a percentage of net sales of AUCATZYL for the three and nine months ended September 30, 2025 was affected by use of the initial pre-launch raw materials inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. We estimate our cost of sales as a percentage of net product revenue and will continue to be positively impacted as we sell product which includes some raw material inventory that was previously expensed prior to the FDA approval.
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
The SME program has been particularly beneficial to us as under such program the trading losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023 and decreased to 18.6% after April 1, 2023. The United Kingdom government enacted changes to the SME regime effective from April 1, 2023 which included the introduction of a new rate for R&D intensive companies of 27%. Qualifying expenditures largely comprise of employment costs for research staff, consumables, outsourced contract research organization costs and utilities costs incurred as part of research projects for which we do not receive income. A large proportion of costs relate to our pipeline research, clinical trials management and manufacturing development activities, all of which are being carried out by our subsidiary Autolus Limited, are eligible for inclusion within these tax credit cash rebate claims.
Under the RDEC program, the headline rate for qualifying R&D expenditure is 20% and can generate cash rebates of up to 15% on qualifying R&D expenditure.
Amendments to the current SME and RDEC programs contained in the Finance Act 2024 (unless limited exceptions apply) introduce (i) restrictions on the tax relief that can be claimed for expenditure incurred on sub-contracted R&D activities or externally provided workers, where such activities are not carried out in the United Kingdom or such workers are not subject to United Kingdom payroll taxes, and (ii) merge the SME and RDEC programs into a single scheme which would generate net cash benefit of up to 15% of the qualifying expenditure for profit making companies and up to 16.2% for loss making companies. These changes apply to periods commencing after April 1, 2024.
In the accounting period ending December 31, 2025, we will not qualify for relief under the SME program, based on size criteria concerning employee headcount, turnover and gross assets. However, we may make a claim under the merged RDEC regime, as detailed above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, related benefits, travel and share-based compensation expense for personnel in executive, finance, legal and other administrative functions. Selling, general and administrative expenses also include allocated facility-related costs, patent filing and prosecution costs and professional fees for marketing, insurance, legal, consulting, accounting, termination benefits and related charges and audit services. Included in selling, general and administrative expenses is historical irrecoverable input VAT previously claimed on selling, general and administrative expenses and subsequently reversed.
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
Un-surrendered United Kingdom losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of United Kingdom taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $545.6 million at December 31, 2024. A valuation allowance has been recognized against our deferred tax asset relating to our United Kingdom losses. We carried a $2.4 million deferred tax asset balance related to the United States entity at September 30, 2025 for which a valuation allowance of $1.7 million was applied. At September 30, 2025, we recorded a full valuation allowance against the net deferred tax asset in the United Kingdom, as the recoverability due to future taxable profits was uncertain.
In the event we generate revenues in the future, we may benefit from the United Kingdom “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%.
Results of Operations
Comparison of Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025, and 2024 (in thousands):

	Three Months Ended September 30,		Change	Change
	2025	2024	(in thousands)	(in percentage)
Revenue:
Product revenue, net	$21,144	$—	$21,144	100%
License revenue	50	—	50	100%
Total revenue, net	21,194	—	21,194	100%
Cost and operating expenses:
Cost of sales	(28,643)	—	(28,643)	100%
Research and development expenses, net	(27,892)	(40,323)	12,431	(31)%
Selling, general and administrative expenses	(36,280)	(27,330)	(8,950)	33%
Loss on disposal of property and equipment	—	(223)	223	100%
Loss from operations	(71,621)	(67,876)	(3,745)	6%
Other income (expense):
Other income, net	84	54	30	56%
Foreign exchange losses, net	(911)	(11,884)	10,973	(92)%
Interest income	4,382	8,320	(3,938)	(47)%
Interest expense, net	(10,520)	(10,686)	166	(2)%
Total other expenses, net	(6,965)	(14,196)	7,231	(51)%
Net loss before income tax	(78,586)	(82,072)	3,486	(4)%
Income tax expenses	(532)	(22)	(510)	2318%
Net loss	$(79,118)	$(82,094)	$2,976	(4)%

Product Revenue, Net
During the three months ended September 30, 2025, we generated product revenue, net in the amount of $21.1 million, from the sales of AUCATZYL in the United States. We did not generate any product revenue in the three months ended September 30, 2024, as AUCATZYL was approved by the FDA for commercial use on November 8, 2024.
Cost of Sales
In the three months ended September 30, 2025, we recognized cost of sales of $28.6 million, primarily consisting of salaries and other employment related costs, including share-based compensation expense, for personnel involved in AUCATZYL manufacturing activities, as well as outsourced professional services. These costs also included direct production costs for commercial product manufacturing and allocated facility costs such as maintenance, depreciation, utilities and lease expenses. Inventory reserves and write-offs recognized in cost of sales for the three and nine months ended September 30, 2025 amounted to $4.3 million and $7.6 million, respectively, reflecting estimated obsolescence and lower market values. We did not recognize any cost of sales in the three months ended September 30, 2024, as AUCATZYL was not approved by the FDA for commercial use until November 8, 2024.
Certain manufacturing expenses incurred prior to AUCATZYL receiving the FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of sales included previously expensed inventories, the total cost of sales with these manufacturing costs included for the three months ended September 30, 2025, would have increased by approximately $2.3 million.
Research and Development Expenses, Net
The following tables provide additional detail on our research and development expenses, net (in thousands):

	Three Months Ended September 30,		Change (in thousands)	Change (in percentage)
	2025	2024
Direct research and development expenses
B cell malignancies (Obe-cel & AUTO1/22)	$9,619	$7,729	$1,890	24%
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	416	132	284	215%
Total direct research and development expense	$10,035	$7,861	$2,174	28%

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	$14,549	$23,129	(8,580)	(37)%
Indirect research and development expense*	3,308	9,333	(6,025)	(65)%
Total research and development expenses, net	$27,892	$40,323	$(12,431)	(31)%
* Indirect research and development expense is net of United Kingdom research and development tax credits
Research and development expenses, net decreased by $12.4 million to $27.9 million for the three months ended September 30, 2025 from $40.3 million for the three months ended September 30, 2024 primarily due to:
•a decrease of $8.6 million in salaries and other employment related costs including share-based compensation expense, which was mainly driven by the reallocation of employees to commercial manufacturing activities included in cost of sales and inventories;
•a decrease of $3.9 million related to our information technology infrastructure and support for information systems related to an allocation of expense from research and development to cost of sales and inventories related to commercial manufacturing following the FDA approval of AUCATZYL in November 2024; and
•a decrease of $2.6 million in clinical trial costs, clinical manufacturing costs, material transportation costs and utilization of raw materials and consumables relating to research and development activities; offset by:
•a decrease of $2.7 million in United Kingdom R&D tax credits (resulting in an increase in R&D expense) due to no longer being eligible for the SME scheme and moving to the merged RDEC from January 1, 2025, as well as lower qualifying spend.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $9.0 million to $36.3 million for the three months ended September 30, 2025 from $27.3 million for the three months ended September 30, 2024 primarily due to:
•an increase of $4.8 million in salaries and other employment related costs including share-based compensation expenses, which was mainly driven by an increase in the number of employees engaged in selling, general and administrative activities;
•an increase of $2.8 million in commercial costs, including legal and professional fees due to increased activity in support of U.S. and international market access; and
•an increase of $1.4 million in information technology infrastructure and support for information systems and facility costs relating to the conduct of corporate and commercial operations including increase in space utilized for these activities.
Foreign Exchange Losses, Net
Foreign exchange losses, net decreased to $0.9 million for the three months ended September 30, 2025 as compared to $11.9 million for the three months ended September 30, 2024 primarily due to gains and losses on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, as well as our cash and cash equivalents and liabilities related to future royalties and milestones.
Interest Income
Interest income decreased to $4.4 million for the three months ended September 30, 2025, as compared to $8.3 million for the three months ended September 30, 2024. The decrease in interest income of $3.9 million was primarily driven by lower aggregate balances and yield associated with our cash, cash equivalents and marketable securities during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Interest Expense, Net
Interest expense, net decreased to $10.5 million for the three months ended September 30, 2025 as compared to $10.7 million for the three months ended September 30, 2024. Interest expense, net decreased by $0.2 million primarily due to lower other interest expenses offset by higher liabilities related to future royalties and milestone, net balances as of September 30, 2025 compared to September 30, 2024 in relation to the Collaboration Agreement with Blackstone and the BioNTech License and Option Agreement.
Income Tax Expenses
Income tax expense increased to $0.5 million for the three months ended September 30, 2025 as compared to less than $0.1 million for the three months ended September 30, 2024. Income tax expenses increased by $0.5 million primarily due to an increase in Autolus Inc.'s taxable income due to the recognition of product revenue, net and related intra-group recharges during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Comparison of Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025, and 2024 (in thousands):

	Nine Months Ended September 30,		Change (in thousands)	Change (in percentage)
	2025	2024
Revenue
Product revenue, net	$51,049	$—	$51,049	100%
License revenue	50	10,091	(10,041)	(100)%
Total revenue, net	51,099	10,091	41,008	406%
Cost and operating expenses:
Cost of sales	(71,039)	—	(71,039)	100%
Research and development expenses, net	(82,056)	(107,606)	25,550	(24)%
Selling, general and administrative expenses	(96,079)	(67,410)	(28,669)	43%
Loss on disposal of property and equipment	(3)	(223)	220	(99)%
Impairment of operating lease right-of-use assets and related property and equipment	—	(414)	414	(100)%
Loss from operations	(198,078)	(165,562)	(32,516)	20%
Other income (expense):
Other income, net	349	161	188	117%
Foreign exchange gains (losses), net	1,769	(12,368)	14,137	(114)%
Interest income	15,753	24,908	(9,155)	(37)%
Interest expense, net	(13,834)	(40,129)	26,295	(66)%
Total other income (expense), net	4,037	(27,428)	31,465	(115)%
Net loss before income tax	(194,041)	(192,990)	(1,051)	1%
Income tax expenses	(3,155)	(66)	(3,089)	4680%
Net loss	$(197,196)	$(193,056)	$(4,140)	2%
Product Revenue, Net
During the nine months ended September 30, 2025, we generated product revenue, net amounting to $51.0 million, from the sale of AUCATZYL in the United States. We did not generate any product revenue in the nine months ended September 30, 2024, as AUCATZYL was approved by the FDA for commercial use on November 8, 2024.
License Revenue
License revenue amounting to $10.1 million for the nine months ended September 30, 2024 was related to license revenue recognized pursuant to the License and Option Agreement with BioNTech.
Cost of Sales
In the nine months ended September 30, 2025, we recognized cost of sales of $71.0 million, primarily consisting of salaries and other employment related costs, including share-based compensation expense, for personnel involved in AUCATZYL manufacturing activities, as well as outsourced professional services. These costs also included direct production costs for commercial product manufacturing and allocated facility costs such as maintenance, depreciation, utilities and lease expenses. We did not recognize any cost of sales in the nine months ended September 30, 2024, as AUCATZYL was not approved by the FDA for commercial use until November 8, 2024.
Certain manufacturing expenses incurred prior to AUCATZYL receiving the FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of sales included previously expensed inventories, the total cost of sales with these manufacturing costs included for the nine months ended September 30, 2025, would have increased by approximately $6.6 million.

Research and Development Expenses, Net
The following tables provide additional detail on our research and development expenses, net (in thousands):

	Nine Months Ended September 30,		Change (in thousands)	Change (in percentage)
	2025	2024
Direct research and development expenses
B cell malignancies (Obe-cel, AUTO1/22)	$30,023	$19,750	$10,273	52%
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	1,000	1,176	(176)	(15)%
Total direct research and development expense	$31,023	$20,926	$10,097	48%

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	43,580	56,604	(13,024)	(23)%
Indirect research and development expense	7,453	30,076	(22,623)	(75)%
Total research and development expenses, net	$82,056	$107,606	$(25,550)	(24)%
* Indirect research and development expense is net of U.K. research and development tax credits
Research and development expenses, net decreased by $25.5 million to $82.1 million for the nine months ended September 30, 2025 from $107.6 million for the nine months ended September 30, 2024 primarily due to:
•a decrease of $17.9 million related to our information technology infrastructure and support for information systems related to an allocation of expense from research and development to cost of sales and inventories related to commercial manufacturing following the FDA approval of AUCATZYL in November 2024;
•a decrease of $13.0 million in salaries and other employment related costs including share-based compensation expense, which was mainly driven by the reallocation of employees to commercial manufacturing activities included in cost of sales and inventories; and
•a decrease of $1.2 million in clinical trial costs, clinical manufacturing costs, material transportation costs and utilization of raw materials and consumables relating to research and development activities; offset by:
•a decrease of $6.6 million in United Kingdom R&D tax credits (increase in R&D expense) due to no longer being eligible for the SME scheme and moving to the merged RDEC from January 1, 2025, and lower qualifying spend.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $28.7 million to $96.1 million for the nine months ended September 30, 2025 from $67.4 million for the nine months ended September 30, 2024 primarily due to:
•an increase of $18.5 million in salaries and other employment related costs including share-based compensation expenses, which was mainly driven by an increase in the number of employees engaged in selling, general and administrative activities;
•an increase of $4.8 million in commercial costs including legal and professional fees and marketing costs associated with market access activities; and
•an increase of $5.4 million in information technology infrastructure and support for information systems and facility costs relating to the conduct of corporate and commercial operations including increase in space utilized for these activities.
Foreign Exchange Gains (Losses), Net
Foreign exchange gains (losses), net increased to a gain of $1.8 million for the nine months ended September 30, 2025 from a loss of $12.4 million for the nine months ended September 30, 2024. The gains and losses rises on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, including our cash and cash equivalents and liabilities related to future royalties and milestones.

Interest Income
Interest income decreased to $15.8 million for the nine months ended September 30, 2025, as compared to $24.9 million for the nine months ended September 30, 2024. The decrease in interest income of $9.1 million primarily relates to lower aggregate balances and yield associated with our cash, cash equivalents and available-for-sale securities during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Interest Expense, net
Interest expense, net decreased to $13.8 million for the nine months ended September 30, 2025 as compared to $40.1 million for the nine months ended September 30, 2024. Interest expense, net decreased by $26.3 million primarily due to cumulative catch up adjustments as a result of changes in the assumptions used in the valuation of the Collaboration Agreement with Blackstone and the BioNTech License and Option Agreement for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Income Tax Expenses
Income tax expense increased to $3.2 million for the nine months ended September 30, 2025 as compared to less than $0.1 million for the nine months ended September 30, 2024. Income tax expenses, net increased by $3.1 million primarily due to an increase in Autolus Inc.'s taxable income due to the recognition of product revenue, net and related intra-group recharges during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Liquidity and Capital Resources
As of the date of this Quarterly Report, we have one product, AUCATZYL, approved for commercial sale in the United States, United Kingdom, and the EU, with the first commercial sale occurring in the United States in January 2025. We have not begun sales of AUCATZYL in the United Kingdom or the EU. Although we have recorded product revenue for sales of AUCATZYL, we have continued to incur operating losses and generate cumulative negative cash flows from our operations since our inception. We have an accumulated deficit of $1,296.4 million as of September 30, 2025.
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
We have funded our operations to date primarily with proceeds from product revenue, government grants, sales of our equity securities, through public offerings and pursuant to our at-the-equity market facility, through United Kingdom research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements and strategic collaboration and financing agreements. From our inception in 2014 through September 30, 2025, we have generated an aggregate of $1.7 billion from these capital sources.
As of September 30, 2025, we had cash and cash equivalents of $86.1 million and available-for-sale debt securities of $281.3 million.
Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(216,245)	$(168,337)
Net cash provided by (used in) investing activities	71,915	(10,963)
Net cash (used in) provided by financing activities	(2,542)	559,547
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,690	37,955
Net (decrease) increase in cash, cash equivalents and restricted cash	$(141,182)	$418,202

Net Cash Used in Operating Activities
During the nine months ended September 30, 2025, operating activities used $216.2 million of cash, resulting from our net loss of $197.2 million and net cash used resulting from changes in our operating assets and liabilities of $53.0 million, partially offset by non-cash charges of $33.9 million. The non-cash charges related to interest expense on liabilities related to future royalties and milestones, net, of $13.8 million, share-based compensation of $11.0 million, inventory reserves and write-offs of $7.6 million, depreciation of $6.1 million, amortization of right-of-use assets of $2.8 million, amortization of intangible assets of $1.0 million, and deferred income tax of $0.9 million, which was offset by accretion on available-for-sale securities of $6.8 million, and foreign exchange differences of $2.5 million. Net cash used in operating activities resulting from changes in our operating assets and liabilities for the nine months ended September 30, 2025 consisted primarily of an increase in accounts receivable of $32.7 million, an increase in inventories of $30.1 million, a net increase of $13.2 million in prepaid expenses and other current and non-current assets, and a decrease in accrued expenses and other liabilities of $2.5 million, offset by an increase of $9.2 million in our operating lease liability, an increase in deferred revenue of $7.6 million, and an increase in accounts payable of $8.8 million.
During the nine months ended September 30, 2024, operating activities used $168.3 million of cash, resulting from our net loss of $193.1 million and net cash used resulting from changes in our operating assets and liabilities of $20.7 million, partially offset by non-cash charges of $45.4 million. The non-cash charges related to interest expense including cumulative catch-up adjustments on liabilities related to future royalties and milestones, net of $39.7 million, share-based compensation of $9.2 million, depreciation and amortization of $5.6 million, amortization of right-of-use assets of $3.5 million, impairment of operating lease right-of-use assets and related property and equipment of $0.4 million, loss on disposal of property and equipment of $0.2 million and loss on termination of operating lease of $0.2 million, which was offset by foreign exchange differences of $13.1 million and deferred income tax movement of $0.3 million. Net cash used in operating activities resulting from changes in our operating assets and liabilities for the nine months ended September 30, 2024 consisted primarily of a net increase of $21.6 million in prepaid expenses and other current and non-current assets and a decrease of $4.1 million in our operating lease liability, offset by an increase in accrued expenses and other liabilities of $3.7 million and an increase in accounts payable of $1.3 million.
Net Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2025 and 2024, net cash provided by investing activities amounted to $71.9 million and net cash used in investing activities amounted to $11.0 million, respectively. Net cash provided by investing activities during the nine months ended September 30, 2025 primarily reflected purchases of marketable securities totaling $202.2 million, purchases of property and equipment totaling $19.9 million and purchases of intangible assets totalling $8.1 million, partially offset by $302.1 million in proceeds from maturity and redemption of marketable securities. During the nine months ended September 30, 2024, we used $11.0 million of cash in investing activities, all of which consisted of purchases of property and equipment.
Net Cash (Used in) Provided by Financing Activities
During the nine months ended September 30, 2025, net cash used in financing activities totaled $2.5 million, primarily due to revenue share payments. During the nine months ended September 30, 2024, net cash provided by financing activities of $559.5 million related to net aggregate proceeds raised from the BioNTech Agreements and our underwritten offering of ADSs.
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
Based on our current clinical development and commercialization plans, we believe our existing cash and cash equivalents of $86.1 million and marketable securities of $281.3 million as of September 30, 2025, will enable us to fund our current and planned operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of this Quarterly Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
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
Total product revenue deductions for the nine months ended September 30, 2025 of $4.3 million were related to critical estimates subject to significant estimation uncertainty and judgment, as described above. We recorded $2.4 million within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet related to these deductions as of September 30, 2025.
We believe our expected values of accruals reported in the unaudited condensed consolidated balance sheet are materially appropriate; however, due to the uncertainties and judgments outlined above, it is possible eventual amounts could significantly differ to these estimates.
Contractual Obligations
As of September 30, 2025, other than disclosed in Notes 15 to 16 to our unaudited condensed consolidated interim financial statements included in this Quarterly Report, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Recent Accounting Pronouncements Not Yet Adopted
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated interim financial statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, we are not required to provide the information required by this item in this Quarterly Report on Form 10-Q, as we are considered to be a “smaller reporting company”.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of September 30, 2025.
Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2025.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under the Exchange Act) occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The current Trump U.S. presidential administration is pursuing policies to reduce regulations and expenditures across government including at the U.S Department of Health and Human Services (“HHS”), the FDA, the CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current Trump administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example, (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed the HHS to establishing an AI task force and developing a strategic plan; (4) directing the HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. On April 1, 2025, the CMS published Healthcare Common Procedure Coding System (“HCPCS”) application summaries and coding determinations, as well as the Outpatient Prospective Payment System (“OPPS”) Addendum B payment rates. AUCATZYL was included in these CMS publications, formalizing reimbursement for patients on government programs such as Medicare and Medicaid. The CMS policy splits the therapeutic dose of AUCATZYL into two administrations for coding and billing purposes. Because AUCATZYL is administered in two infusions approximately ten days apart, the CMS policy to bill each infusion separately may delay our and our treatment centers’ ability to recognize revenue from a particular treatment. We are working with our authorized treatment centers on implementing the allocation of costs and nonpayment risk in connection with the CMS policy and are assessing any potential impact on the timing of revenue recognition and the amount of rebates or chargebacks. Additionally, In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post approval activities, and affect our ability to profitably sell any products and products candidates for which we obtain marketing approval. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (“OBBBA”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our pharmaceutical products, and for the advancement of our preclinical and clinical development programs. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. We source significant quantities of biological materials, active pharmaceutical ingredients (“API”), precursor chemicals, and specialized equipment which are critical to the manufacture of our CAR T products from international suppliers, with substantial reliance on foreign manufacturers. In addition, we manufacture all of our commercial supplies of AUCATZYL and clinical supplies of our other product candidates in the United Kingdom. Tariff policies, particularly those affecting pharmaceutical products, could materially increase our costs of goods and/or costs of manufacture and reduce our profitability, including as a result of our inability to adjust pricing in formulary-based markets. Recent and potential future changes in international trade policies, particularly regarding pharmaceutical-specific tariffs, present material risks to our operations and financial performance. Even if our own products are not directly subject to tariffs, the administration of a complex, rapidly changing tariff scheme by limited government personnel at the various U.S. ports of entry may prove challenging, and may create delays in our provision of commercial or clinical supply.
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
Changes to promotion and advertising rules and regulations may potentially adversely impact sales of our products.
In September 2025, the HHS and the FDA jointly announced a crackdown on deceptive direct-to-consumer (“DTC”) pharmaceutical advertising, including promotion through social media. The announcement follows the presidential memorandum and report by the Trump administration’s Make American Healthy Again Commission, which directed the FDA, HHS, Federal Trade Commission and Department of Justice to increase oversight of DTC pharmaceutical advertising, particularly associated with risk information on digital platforms. Although Autolus does not rely on DTC pharmaceutical advertising for sales of its products (including social media channels), there is an indirect relationship between our company and our patients. If the FDA further tightens or restricts the ability of pharmaceutical or biotech companies to engage directly with patients, this could potentially impact upon the demand for products and therapies in the United States.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Transition of Principal Accounting Officer
The Company's Board of directors previously designated Rob Dolski, the Company’s Chief Financial Officer, as the Company’s Principal Financial Officer and the Company’s Principal Accounting Officer for purposes of the reporting requirements of the Securities Exchange Act of 1934. On November 7, 2025, Mr. Dolski notified the Company of his intention to resign as principal accounting officer of the Company; Mr. Dolski will continue to serve as the Company’s Chief Financial Officer and Principal Financial Officer. On November 10, 2025, the Board of Directors of the Company appointed Patrick McIlvenny to serve as the principal accounting officer of the Company, effective November 7, 2025. No additional compensation will be paid to Mr. McIlvenny in connection with the performance of these additional duties. There are no arrangements or understandings between Mr. McIlvenny and any other persons, pursuant to which he was appointed to serve as the Company’s principal accounting officer in addition to his current roles, there are no family relationships between Mr. McIlvenny and any of the Company’s other directors or executive officers and there are no transactions between Mr. McIlvenny and the Company that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

Autolus Therapeutics plc

Date:	November 12, 2025	By:	/s/ Christian Itin, Ph.D.
			Name	Christian Itin, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	November 12, 2025	By:	/s/ Robert Dolski
			Name	Robert Dolski
			Title:	Chief Financial Officer
(Principal Financial Officer)