Form 10-K
period 2025-12-31
Autolus Therapeutics plc
filed 2026-03-27
CIK 1730463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes  ☐    No ☒
As of June 30, 2025, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $548,891,288 based on the closing sale price on that date of $2.28 per ADS. Shares held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of March 26, 2026, there were 266,143,286 of the registrant’s ordinary shares (including in the form of ADSs), with a nominal value of $0.000042 per share, outstanding.

EXPLANATORY NOTE
Autolus Therapeutics plc (the “Company”), a corporation organized under the laws of England and Wales, qualifies as a “foreign private issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) in the United States (“US”). The Company has voluntarily elected to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission (the “SEC”) instead of filing on the reporting forms available to foreign private issuers.
Although the Company has voluntarily chosen to file periodic reports, current reports and registration statements on U.S. domestic issuer forms, the Company intends to maintain its status as a foreign private issuer. Accordingly, as a foreign private issuer, the Company remains exempt from the U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder, Regulation FD, and its officers, directors, and principal shareholders are not subject to the short-swing profit disclosure and recovery provisions contained in Section 16 of the Exchange Act.

GENERAL INFORMATION
All references in this Annual Report on Form 10-K (the “Annual Report”) to “Autolus,” the “Company,” “we,” “us” and “our” refer to Autolus Therapeutics plc and its consolidated subsidiaries, except where the context otherwise requires.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements contained in this Annual Report are based upon information available to us as of the date of this Annual Report and, while we believe we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:
•the therapeutic potential and expected clinical benefits of AUCATZYL/obe-cel (obecabtagene autoleucel) for adult patients with relapsed or refractory B-cell precursor acute lymphoblastic leukemia (“r/r B-ALL”);
•our ability to generate revenues from AUCATZYL, which is dependent upon maintaining significant market acceptance among physicians, patients and healthcare payors;
•our ability to maintain regulatory approval of AUCATZYL in the US, European Union (“EU”) and United Kingdom (“U.K.”) to obtain and maintain regulatory approval for obe-cel for adult r/r B-ALL in additional territories and the timing thereof, and to obtain and maintain regulatory approval of our other product candidates in the indications for which we plan to develop them, and any related restrictions, limitations or warnings in the label of an approved drug or therapy;
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
•the timing or likelihood of regulatory filings and approvals for our product candidates, along with regulatory developments in the US, EU, U.K. and other foreign countries;

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
Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including, without limitation, risks, uncertainties and assumptions regarding the impact of macroeconomic events, including inflation, changes in interest rates, tariffs, changes in trade policies, political changes, general market conditions and the impacts of the war in Ukraine, conflicts in the Middle East and Europe, and global geopolitical tensions, on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results in this Annual Report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Except as required by law, we do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances.
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
•If we are unable to fully develop our sales, marketing and distribution capability on our own, or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing AUCATZYL, or our other product candidates, if and when approved.
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
•Our future success is highly dependent on the regulatory approval of our current clinical-stage programmed T cell product candidates and our preclinical programs. All of our product candidates will require significant clinical or preclinical testing before we can seek regulatory approval for and launch a product commercially. Post‑approval regulatory burden has increased, and may continue to increase, as regulators are increasingly granting approvals contingent on the performance of costly post marketing clinical trials, sometimes focused on long‑term data. These requirements make the maintenance of regulatory approvals and label expansions for our products increasingly expensive, and further heighten the risk of recalls, product withdrawals, changes to product specifications, loss of market share, and loss of revenue and profitability.
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
•We may not be able to successfully create and scale our own manufacturing infrastructure for supply of our requirements of programmed T cell product candidates for use in clinical trials and for commercial sale.
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

PART I
Item 1. Business
Business Overview
We are an early commercial-stage biopharmaceutical company developing, manufacturing and delivering next-generation T cell therapies and candidates for the treatment of cancer and autoimmune diseases. Using our broad suite of proprietary and modular T cell programming technologies, we are engineering precisely targeted and controlled T cell therapies that are designed to better recognize target cells, break down their defense mechanisms and eliminate target cells. We believe our programmed T cell therapies have the potential to be best-in-class and offer patients substantial benefits over the existing standard of care, including the potential for cure in some patients. In November 2024, the United States Food and Drug Administration (the “FDA”) approved our biologics license application (“BLA”) for the marketing of AUCATZYL (obecabtagene autoleucel, also known as obe-cel) in the United States for the treatment of adult patients (18 years and older) with relapsed or refractory B-cell precursor acute lymphoblastic leukemia (“r/r B-ALL”). The commercial launch and first sale of AUCATZYL in the United States occurred in January 2025. The United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”) granted AUCATZYL conditional marketing authorization in April 2025. In November 2025, the National Institute for Health and Care Excellence (“NICE”) recommended AUCATZYL for use in the National Health Service (“NHS”) in England and Wales as a treatment option for adult patients (age 26 and older) with r/r B-ALL. We launched AUCATZYL in the United Kingdom in January 2026, and it is available through routine commissioning by the NHS. In July 2025, the European Commission (“EC”) granted marketing authorization for AUCATZYL in adult patients (age 26 and older) with r/r B-ALL. Evaluation of potential pricing and feasibility of market entry opportunities in certain European Union (“EU”) countries is ongoing; however, at this time, launch in the EU is on hold and we do not anticipate any EU sales of AUCATZYL in 2026.
AUCATZYL is a B-lymphocyte antigen CD19 (“CD19”) chimeric antigen receptor (“CAR”) T cell therapy. AUCATZYL is designed with a fast target binding off-rate to minimize excessive activation of the programmed T cells. Adult r/r B- ALL is an extremely aggressive type of blood cancer with a high unmet medical need in the treatment of patients once they relapse, where historically patients suffer from poor outcomes. AUCATZYL is manufactured at our dedicated commercial manufacturing site, the Nucleus, in Stevenage, U.K. We intend for the Nucleus to meet the global supply demands of AUCATZYL, with Cardinal Health 105, LLC serving as our commercial distribution partner in the US.
In addition to AUCATZYL/obe-cel for the treatment of adult r/r B-ALL, we are advancing obe-cel in other oncology indications including pediatric B-ALL and B-NHL. Data from the Phase 1b cohort of the ongoing Phase 1b/2 CATULUS trial evaluating the safety and efficacy of obe-cel in pediatric B-ALL and B-NHL patients was presented at the American Society of Hematology (“ASH”) Annual Meeting in December 2025. Data show the safety profile of obe-cel in pediatric patients is consistent with that previously reported in adults, with low rates of high-grade cytokine release syndrome (“CRS”) and immune effector cell-associated neurotoxicity syndrome (“ICANS”). Overall response rate (“ORR”) was high at 95%, and nearly 90% of responders had ongoing remission at data cut-off. Enrollment into the Phase 2 cohort is ongoing, and in October 2025, the FDA granted regenerative medicine advanced therapy (“RMAT”) designation to obe-cel for the treatment of pediatric patients with r/r B-ALL. We expect to have Phase 2 cohort of the trial fully enrolled in the first half of 2027.
Obe-cel is also being developed for the treatment of autoimmune indications, and we have initiated a Phase 1 trial in patients with severe, refractory systemic lupus erythematosus (“SLE”). Data from the ongoing Phase 1 CARLYSLE trial evaluating obe-cel in patients with severe refractory systemic lupus erythematosus was presented at the ASH Annual Meeting in December 2025. The data showed deep, durable responses in patients receiving the 50 million obe-cel CAR t-cell dose level, and initial data suggest substantial early improvement in three patients dosed with obe-cel at 100 million dose level. All patients show deep B-cell depletion after infusion, suggesting an immune reset. Nine patients were evaluable for safety, and no ICANS or high-grade CRS were observed. The Company has advanced obe-cel into a Phase 2 potentially pivotal study known as LUMINA in patients with severe, refractory lupus nephritis (“LN”). We are advancing obe-cel into clinical development in progressive multiple sclerosis (“MS”) and in October 2025, we have dosed our first patients in a Phase 1 dose escalation clinical trial, with initial data expected to be reported at the end of 2026.
Our T cell programming technologies allow us to tailor our therapies to address the specific disease we are targeting and introduce new programming modules into a patient’s T cells to give those T cells improved properties to better recognize target cells and overcome fundamental disease defense mechanisms. Cancers in particular thrive on their ability to fend off T cells by evading recognition by T cells and by establishing other defense mechanisms, such as checkpoint inhibition, and creating a hostile microenvironment. We believe our leadership in T cell programming technologies will provide us with a competitive advantage as we look to develop future generations of T cell therapies targeting both hematological cancers, solid tumors and autoimmune diseases, including potential products that could have a sufficient tolerability profile to enable use in outpatient settings.

Our Pipeline
Our current clinical-stage pipeline comprises four programs being developed in eight hematological and solid tumor indications and two autoimmune indications. Our current pipeline is below:
Our product pipeline is built on our core principles of modular innovation with protein-based cell programming focused on advanced targeting, pharmacological control and enhancement of activity. After identifying a target, we select the suite of programming modules that we believe is best suited to target that particular disease based on the latest clinical data and the results of our research. The particular modules selected may vary, and not every product candidate, including our current product candidates, contain all categories of modules. A viral vector is then used to introduce combinations of these modules into the DNA of the T cells.
The diagram below shows how our programming modules relate to our product candidates.
Our programs have been highly tailored and specifically engineered via our proprietary modules, and have the potential to be truly differentiated assets that could address limitations of current treatments and provide innovative options for patients.

Our Strategy
Our strategic priorities include:
•Continue building upon United States and United Kingdom commercialization of AUCATZYL for adult r/r B-ALL.
•Optimize our manufacturing operations to improve gross margin, and innovate on a next-generation manufacturing platform.
•Evaluate the potential pricing and feasibility of market entry opportunities in certain EU countries.
•Develop obe-cel for treatment of potential additional indications, including pediatric r/r B-ALL, LN and MS.
Programmed T Cell Therapies
Chimeric Antigen Receptors (“CARs”)
We use CARs to reprogram our T cell product candidates. These receptors combine the antigen recognition domain of an antibody with the activation and costimulatory domains from the T cell receptor to rearm a patient’s T cells to recognize and kill target cells.
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
Programmed T Cell Therapies for the Treatment Cancers
Cancers originate from individual cells that have developed mutations in essential cellular programs, driving increased cell division and growth. A key control mechanism to detect and eliminate such cells is the patient’s own T cells. T cells are a type of white blood cells used by the human immune system to defend the body against infectious pathogens and cancerous cells. Using their T cell receptor like a molecular scanner, T cells are able to discriminate between normal human cells and ones that contain a mutation that alters their function. If the T cell recognizes an altered cell, it becomes activated and kills that particular cell. For a cancer to grow to the detriment of the patient, cancer cells evolve mechanisms to evade recognition by, or establish other defenses against, T cells.
In recent years we have seen the emergence of cancer immunotherapy, in which treatments harness the power of a patient’s immune system to combat their disease.
Cancer immunotherapy treatment requires the activation and expansion of cancer-specific T cells, which kill cancer cells by recognizing antigen targets expressed on cancer cells. Studies have shown that tumors develop escape mechanisms that prevent T cell-mediated destruction through immune checkpoint proteins, which shut down antitumor immunity. Clinical trials have shown that treatment with immune checkpoint inhibitors can restore T cell activity and results in durable clinical responses. Several anti-PD1 and anti-PD-L1 antibodies are approved for the treatment of various solid tumors, and Pembrolizumab is also approved in relapsed/refractory classical Hodgkin’s disease or primary mediastinal B-cell lymphoma. However, none of the immune checkpoint inhibitors are currently approved in other hematologic indications. While these approaches collectively represented major advances in cancer treatment, they all lack active redirection of the patient’s T cells to the cancer, eventually limiting clinical activity.
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
Emerging Promise of T Cell Immunotherapies for the Treatment Autoimmune Diseases
Autoimmune diseases are the result of an immune system that is overactive, causing it to attack and damage the patient’s own tissues. Autoimmune diseases can affect multiple organs throughout the body and can be life threatening in some cases. The presence of autoreactive B cells that produce autoreactive antibodies--antibodies that attack the body’s own tissues--are a common feature of these diseases. As such, therapeutic approaches that deplete B cells have had some clinical success. These B cell depletion approaches, such as the antibodies that target CD20 (Rituximab, Ocrelizumab and Ofatumumab,) and BAFF (Belimumab) are approved for the treatment of autoimmune diseases including systemic lupus erythematosus and multiple sclerosis. These antibody-based approaches have shown limited efficacy, typically limiting the progression of the autoimmune disease rather than ameliorating the disease completely. These therapies also require long-term administration and can have serious side effects.
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
CD19 CAR T cell therapy shows the potential for superior efficacy compared to B cell depleting antibodies. It may be possible that CD19 is a better target than CD20 or BAFF, as it is expressed more broadly on the autoreactive plasma cells and plasma blasts as well as B cells. Additionally, CAR T cells may be better at depleting the B cells than the antibodies, as they can penetrate into all tissues, including some that antibodies cannot reach.
The future promise of CAR T cell therapy for autoimmune diseases will be driven by efficacy, safety and cost effectiveness. Existing CD19 CAR T cell therapies are effective at treating B-cell malignancies; however, the extent and duration of the treatment effects and disease remission as well as the potential for toxicities including CRS and neurologic toxicity varies considerably between the different approved treatments. Differences in efficacy and safety are likely to be seen between different CD19 CAR T cell therapy approaches for autoimmune diseases, and optimizing the CD19 targeting module may be important for enhancing efficacy and safety. Further, manufacturing T cells can be prohibitively costly if the manufacturing process is not appropriately designed to support parallel processing and automation.
Our Solution: Advanced T Cell Programming
Our technological approach is the development of advanced T cell engineering components designed to directly address clinical challenges. A focus in our early-stage pipeline is incorporation of multiple components in a single product.
Advanced Targeting Technologies
We have developed advanced antigen targeting technologies to improve the ability of our programmed T cell therapies to selectively identify and target cancer cells and to deliver a sustained antitumor effect. These targeting technologies include fast off-rate CARs, novel targets, high avidity spacers, dual-targeting and pattern recognition.

Fast Off-Rate CARs
We have designed programmed T cells with fast off-rate binders. These fast off-rate kinetics are similar to the behaviour of naturally occurring T cells. Obe-cel has this enhanced kinetic profile, which, when compared to data reported for other CAR T cell product candidates in clinical development for ALL that use high affinity binders, appears to result in reduced Cytokine Release Syndrome and in increased T cell engraftment. We use Fast Off-Rate CARs targeting CD19 in our obe-cel, AUTO1/22 and AUTO8 programs.
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
Pharmacological Control of T Cell Activity
Management of toxicity is a critical step in the successful application of programmed T cell therapies. We have developed multiple technologies designed to pharmacologically control T cell activity in the event a patient suffers certain serious adverse events related to the T cell therapy. Safety switches are designed to selectively eliminate the programmed T cells following administration of a pharmacological agent, whilst tuneable or controllable CAR T cells allow the activity of T cell therapy to be dialled down following administration of a pharmacological agent.
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
Tetracycline Controllable CAR (TetCAR)
TetCAR is a controllable CAR T cell system designed to reversibly dampen the activity of the programmed T cells by the administration of the commercially available antibiotic tetracycline to a patient. Once administered, tetracycline temporarily dislocates the CAR signalling domain from the cancer antigen binding domain leading to deactivation of the T cell therapy. Activity is then restored on clearance of the pharmacological agent from the patient.
Tumor Microenvironment Shielding
Tumor cells and other cells in the tumor microenvironment can debilitate antitumor immune responses. Proteins expressed on tumor cells can trigger inhibitory receptors on T cells to block their ability to eliminate the tumor. Secretion of TGFβ by the tumor and other cells can shut down the activity of a T cell therapy. We have developed technologies designed to shield our programmed T cells from these immunosuppressive pathways.
Checkpoint Shielding (dSHP2)
Immune checkpoint receptors act through a common signalling pathway inside the T cell that prevents normal T cell activation. We have developed a modified version of an adaptor protein, SHP2, that in preclinical studies has been shown to efficiently counteract the inhibition of T cells resulting from the PD-L1/PD-1 interaction. In addition, it is designed to simultaneously disarm multiple inhibitory receptors on the cancer cell. We use the dSHP shielding module in our AUTO6NG program.
Enhanced Activity
One of the challenges of targeting some solid tumors is the lack of such easily accessible stimulation for programmed T cells, leading to poor persistence and a weak antitumor activity. Co-administration with cytokines can boost T cell activity and persistence. Certain cytokines can potentiate the antitumor of the T cell therapy by recruiting and activating other immune cells to kill the tumor.
However, systemic or local administration of cytokines can be toxic, therefore we have developed programming modules that are designed to harness the enhanced activity of cytokines whilst avoiding the potential for toxicities.

Chimeric Cytokine Receptors (CCRs)
The CCR is a programming module that is designed to deliver a cytokine signal directly inside T cells without administration or secretion of cytokines themselves. We use proteins from an antibody structure to stably heterodimerize two cytokine signalling domains together to deliver a proliferative and survival signal into our T cells. Preclinical data has demonstrated the potential for the CCR to improve the persistence and activity of CAR T cell therapy against solid tumors. We use the CCR enhanced activity module in AUTO6NG.
Host Immune System Recruitment (ssIL12)
IL-12 is a potent antitumor cytokine that mediates the activity of many different antitumor immune cells. The majority of clinical studies involving treatment of patients with IL-12 were associated with severe systemic side effects mediated by high levels of IFNγ. Our ssIL12 module is designed to secrete very low levels of IL-12 from our T cells and our preclinical data demonstrates the potential for ssIL12 to provide antitumor activity without systemic toxicity.
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
CD19 is an ideal target for a CAR T cell therapy as it is a cell surface marker for B-precursor cells and B-lymphocytes that is present on most B cell malignancies. CD19 is also a cell surface marker expressed broadly on the autoreactive B-cells and plasma cells that are associated with autoimmune diseases such as lupus. Upon CD19 directed CAR T cell therapies, it also leads to B-cell aplasia which can be used as a pharmacodynamic marker. CD19 CAR T cell therapies have proven effective in treating B-cell leukaemias, B-cell lymphoma and early evidence suggest they are effective in treating b-cell mediated autoimmune diseases. Efficacy is dependent on engraftment and expansion of the CAR T cells. However, rapid activation and expansion of CAR T cells can result in CRS and/or ICANS, which in some cases can be life-threatening, particularly for elderly patients and patients with comorbidities that have a poor tolerance for toxicity. Furthermore, excessive activation of CAR T cells can lead to cell exhaustion and limit their engraftment and expansion, which may impact the initial efficacy and durability of therapeutic effect. Obe-cel is an autologous therapy in which a patient’s T cells are genetically modified to express a novel CD19-specific binder designed to reduce side effects observed with this class of therapeutics.
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

Clinical Development of Obe-cel in Adult ALL
Background of Adult ALL
According to the American Cancer Society, adult ALL was predicted to affect approximately 6,500 adults in the United States in 2023. Combination chemotherapy enables 90% of adult patients to experience complete remission (“CR”). However, the majority of these remissions are not long-lasting in adult patients. Despite this initial CR, and in contrast to pediatric ALL, the prognosis of adult ALL is still poor and has not changed significantly during the last two decades, with long-term remission rates limited to 30-40%. Approximately 50% of all adult ALL patients will relapse, and data from the Medical Research Council’s UKALL12/ECOG 2993 study, published in 2007, found that five-year overall survival (“OS”), rate in adults who relapse following standard multi-agent chemotherapy is 7%. In a published 2016 retrospective analysis conducted by the Group for Research on Adult Acute Lymphoblastic Leukemia on adult patients (age 18-63) in France, Belgium and Switzerland relapsing after first-line pediatric-inspired therapy, the overall survival at 2 and 5 years was 19.3% (14–24%) and 13.3% (8–18%), respectively. The only curative option for relapsed or refractory ALL consists of achieving a second CR by salvage therapy followed by an allogeneic hematopoietic stem cell transplant (“allo-HSCT”). Without allo-HSCT, a subsequent relapse occurs in nearly all patients. However, less than half of patients achieve a second CR, and therefore only a subset will be eligible for this procedure. Even then, less than one-third of patients receiving the transplant are expected to sustain long-term disease-free survival. Further, allo-HSCT is associated with severe morbidity and significant mortality. Many patients with relapsed or refractory ALL will have been maximally treated with chemotherapy, and often do not achieve a second CR in order to be eligible for allo-HSCT.
Two targeted monoclonal based therapies have been approved in a number of jurisdictions, including the United States and the EU, for the treatment of adult ALL: blinatumomab and inotuzumab ozogamicin. Both of these therapies achieve high CR rates, but durability is limited. In a randomized Phase 3 clinical trial of blinatumomab in heavily pretreated B-cell precursor ALL, the blinatumomab arm achieved a CR rate of 44%, of which 76% also achieved MRD-negative CR, and the median duration of remission was 7.3 months. The median OS in those patients, though significantly improved compared to chemotherapy, was still only 7.7 months. Similarly, in a Phase 3 clinical trial of inotuzumab ozogamicin, a higher percentage of patients achieved MRD-negative CR when treated with inotuzumab compared to standard-of-care chemotherapy, but the median duration of remission was 4.6 months and median OS was equally short with 7.7 months.
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
The published data were from a pooled analysis of data from all patients across all cohorts in the FELIX Phase 1b/2 study. Of the 153 r/r B-ALL patients enrolled in the FELIX study, 127 (83.0%) received at least one obe-cel infusion and were evaluable. Eligible patients underwent leukapheresis, and bridging therapy, except blinatumomab, was permitted at the investigator’s discretion. Obe-cel was administered in a bone marrow (“BM”) burden adjusted split dose following lymphodepletion, with a BM mandated prior to lymphodepletion to guide dosing. The second obe-cel dose was given in the absence of severe/unresolved toxicity.
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

Obe-cel was associated with minimal immunotoxicity. CRS and ICANS rates (Grade ≥3) were 2.4% and 7.1%, respectively. Overall, 87 (68.5%) patients developed CRS, and 29 (22.8) developed ICANS. Severe ICANS post-obe-cel were seen as largely limited to patients with high BM burden pre-lymphodepletion. Intensive care unit admissions occurred in 20 (15.7%) patients for a median of 5.5 days (range: 1−37) of which 7 of the 20 patients were admitted due to immunotoxicity management (5 ICANS, 2 CRS).
Most recently at the European Hematology Association annual meeting in 2025, longer term follow up data from the FELIX study were presented. At the updated median follow up of 32.8 months, 38.4% of responders were in ongoing remission without consolidative allo-SCT or other therapies. The 24-month probability of Event Free Survival was 43%, and for Overall Survival was 46%, with an emerging long-term plateau observed. A substantial subset of patients benefit from standalone treatment with obe-cel, achieving long-term remission. No new safety signals or Grade ≥3 secondary malignancies were observed at the extended follow-up. These results suggest that obe-cel may be a definitive treatment for some patients with r/r B-ALL.
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
Regulatory Status and Plans
The US FDA granted marketing approval for obe-cel on November 8, 2024 under the brand name AUCATZYL for the treatment of r/r B-ALL. The approval is based on data from the Phase 2 cohort of FELIX study. The MHRA granted AUCATZYL conditional marketing authorization in April 2025 for Adult Patients (≥ 18 years) with r/r B-ALL. In November 2025, NICE recommended AUCATZYL for use in the National Health Service (“NHS”) in England and Wales as a treatment option for adult patients (≥26 years) with r/r B-ALL. We launched AUCATZYL in the United Kingdom in January 2026, and it is available through routine commissioning by the NHS. On 17 July 2025, the European Commission (“EC”) granted marketing authorization for AUCATZYL in adult patients (age 26 and older) with r/r B-ALL. Evaluation of potential pricing and feasibility of market entry opportunities in certain European Union (“EU”) countries is ongoing; however, at this time, launch in the EU is on hold and the Company does not anticipate any EU sales of AUCATZYL in 2026.
Commercialization Strategy for AUCATZYL
We have retained worldwide commercial rights for AUCATZYL. We plan to expand our global commercialization capabilities over time such that we are able to commercialize any product candidate in a broader number of countries over time, but with a focus on achieving an early presence in the US and the U.K. We may pursue strategic collaborations with third parties in order to maximize the commercial potential of AUCATZYL.
Having achieved marketing approval for AUCATZYL for the treatment of patients with r/r B-ALL in the US, U.K and parts of Europe, we are expanding upon our commercial launch in those countries. In addition to the standard sales & marketing elements and medical affairs activities required to successfully commercialize an oncology/hematology product, there are several additional requirements needed for effectively commercializing CAR-T cell therapies, including bespoke processes for distribution, patient scheduling, center engagement and a dedicated treatment center service hub. The product may be administered only by authorized centers that are specialized in hematology and have the necessary infrastructure and capabilities for administering CAR-T therapies.
In December 2024, AUCATZYL was added to the National Comprehensive Cancer Network®, (“NCCN”) Clinical Practice Guidelines in Oncology, (“NCCN Guidelines®”), for the treatment of adult r/r B-ALL. The NCCN is a not-for-profit alliance of 30 leading cancer centers devoted to patient care, research, and education. The NCCN Guidelines are a comprehensive set of guidelines detailing the sequential management decisions and interventions that currently apply to 97% of cancers affecting patients in the US and are intended to ensure that all patients receive preventive, diagnostic, treatment, and supportive services that reflect the latest evidence in oncological patient care.

See “Risk Factors–Risks Related to our Intellectual Property–Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could significantly harm our business.”
Our Manufacturing and Logistics Capabilities
We are devoting significant resources to process development and manufacturing in order to ensure high quality and reliable product supply to patients, as well as to reduce our per unit manufacturing costs and time to market for AUCATZYL and any of our programmed T cell product candidates for which we obtain regulatory approval.
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
Our manufacturing and logistics process is designed to ensure that product integrity is maintained during shipment along with accurate tracking and tracing of shipments. We are expanding internal manufacturing and supply capabilities as well as the use of expert service providers on maturing our vein-to-vein logistics in support of commercial operations. Chain of identity and chain of custody electronic systems are in place to ensure transport and processing reliability.
Our manufacturing and commercialization strategy requires a fully integrated vein-to-vein product delivery cycle. Having established manufacturing processes suitable for commercialization early in the development of AUCATZYL has allowed us to focus on expanding manufacturing capacity during our commercial launch. Our purpose-built facility, the Nucleus, is located in Stevenage, U.K and covers 70,000 square feet. This facility, which has a global reach, can meet our near and mid-term clinical and commercial needs allowing ample time for expanding our manufacturing footprint when needed. In March 2024, the Nucleus facility obtained a Manufacturer’s Importation Authorization (MIA) together with the accompanying Good Manufacturing Practice (“GMP”) certificate. These licenses enable us to manufacture both commercial and clinical autologous drug products in the facility. The Nucleus provides multiple clean rooms, QC labs, warehouse and administrative space and is being fitted out in a phased manner as demand requires. At full capacity, we expect the Nucleus facility to provide manufacturing capacity for approximately 2,500 batches annually. Our plan is to establish our manufacturing infrastructure in a manner that would minimize logistical complexities and costs for all regions going forward.
We believe our scalable closed-system manufacturing process, along with our proprietary and modular T cell programming technologies, would be challenging and costly for potential competitors to replicate.
Our Manufacture and Delivery Performance
Data on manufacturing and delivery performance for obe-cel in the FELIX clinical trial were published in the New England Journal of Medicine in December 2024. The FELIX study successfully demonstrated the robust operability of obe-cel manufacturing, QC and logistics processes, meeting target V2C (time from leukapheresis to quality release) and V2D (time from leukapheresis to delivery of product to the hospital). Median V2C and V2D times were 21 and 24 days, respectively. All apheresis starting material was successfully processed despite the multitude of constraints posed by the COVID-19 pandemic. In total, 96% of manufactured obe-cel batches reached their target dose of 410 x 106 CAR T cells. Further optimization and improvements made during the study increased reliability, consistency, and precision of the manufacturing process, and supported the development of the Nucleus manufacturing facility with greater production capacity. Commercially in 2025 we achieved ≥90% manufacturing success rate.
Manufacturing Agreements with Third Parties
We obtain viral vector for commercial supply of AUCATZYL and for late stage clinical trials from our partner AGC Biologics. We also have manufacturing agreements with other contract manufacturing and development organizations for early phase vector manufacturing. All vector manufacturing is done in accordance with current Good Manufacturing Practice (“cGMP”) in compliant manufacturing facilities. The manufacturing agreements governing the external supply arrangements also provide for access to services including quality management systems, qualified persons for product release, office space, frozen storage and warehousing services.

In March 2018, we entered into a strategic, long-term supply agreement with Miltenyi Biotec GmbH (“Miltenyi”), for the supply of Miltenyi’s CliniMACS Prodigy instruments, reagents and disposables for the manufacture of our programmed T cell therapies, including for pre-clinical, clinical and commercial production of AUCATZYL, as well as the provision of related support services. We amended the supply agreement most recently in September 2023. The supply agreement sets forth procedures to ensure continuity of supply to us of Miltenyi’s products, both during the clinical phase and commercial phases of our product candidates. After the initial ten-year term of the agreement, we have two separate options to renew the agreement, each for an additional five-year term. The supply agreement contains customary termination provisions, allowing for termination by a party upon the other party’s uncured material breach, upon the other party’s bankruptcy or insolvency or upon the other party being subject to an extended period of force majeure events. We may also terminate the supply agreement upon advance written notice, if we decide to suspend or discontinue the development or commercialization of our product candidates. The supply agreement is governed under the laws of Germany.
Competition for AUCATZYL
There are two direct in class competitors to AUCATZYL approved for the treatment of adult patients with r/r B-ALL: the autologous CAR therapies Tecartus and Kymriah. Tecartus is approved for use in adult B-ALL and Kymriah is approved for use in adolescents and young adults (i.e., patients up to the age of 25). We believe AUCATZYL has a differentiated safety profile and shows potential for longer term outcomes when compared to these current approved therapies.
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
Our Product Candidates for the Treatment of Hematological Cancers and Autoimmune Diseases
Our clinical-stage product candidates targeting hematological cancers are obe-cel, AUTO1/22 and AUTO8. Additionally, obe-cel is also being explored as a potential therapeutic approach targeting certain autoimmune diseases.
Obe-cel for the Treatment of Pediatric ALL, B-NHL and other B-cell malignancies
In addition to AUCATZYL/obe-cel for the treatment of adult r/r B-ALL, we are advancing obe-cel in other oncology indications including pediatric B-ALL and B-NHL, for which we have initiated the Phase 1b/2 CATULUS trial.
Background of Pediatric ALL
According to the American Cancer Society, B-ALL is most common in childhood, peaking between two and four years of age. As per the National Cancer Institute Surveillance, Epidemiology and End Results statistics database, there are approximately 3,400 new cases of pediatric B-ALL diagnosed in the United States each year.
The current standard of care for both pediatric and adult B-ALL patients is a standard regimen of combination chemotherapy. Pediatric patients typically respond well to the complex first-line chemotherapy treatment. According to the American Cancer Society, the five-year survival rate for children with B-cell ALL is more than 85% overall. In pediatric populations, blinatumomab has demonstrated efficacy both in patients with relapsed or refractory disease, as well as a component of frontline combination therapy for newly diagnosed patients. The recently published COG AALL1731 trial was a randomized phase 3 trial evaluating the benefit of the addition of blinatumomab to standard chemotherapy in patients with National Cancer Institute (NCI) standard-risk B-ALL. With a median follow-up of 2.5 years, 3-year DFS was 96.0% ± 1.2% among patients randomized to receive blinatumomab with chemotherapy, compared with 87.9% ± 2.1% in the chemotherapy-alone group (Gupta et al., NEJM 2025).
However, 10 to 20% of pediatric B-cell ALL patients relapse with chemotherapy-resistant disease. These patients are re-treated with intensive chemotherapy, and those that respond may proceed to receive an allogenic stem cell transplant (“SCT”). However, SCT can be associated with significant long-term morbidity due to the risk of treatment associated developmental impairments, developing graft-versus-host disease, and transplant-related mortality, although the risk of death have declined with better post-transplant management.

A phase 3 trial conducted in Europe enrolled children with high risk first relapse of B-ALL (relapse at <18 months after diagnosis or marrow relapse at ≥18 months from diagnosis but <6 months after completion of therapy). Those achieving an M1 (<5% blasts) or M2 (≥5 but <25% blasts) marrow after reinduction therapy were treated with 2 cycles of standard consolidation chemotherapy and were then randomized to receive either blinatumomab or consolidation chemotherapy before planned allogeneic HSCT. In total, 108 patients were randomized before early termination of enrollment because of meeting prespecified criteria finding benefit of blinatumomab (Locatelli et al., JAMA 2021;325;(9):843-854. doi:10.1001/jama.2021.0987). With a median follow-up of 44 months, blinatumomab demonstrated improved EFS across subgroups and improved OS (HR, 0.34; 95% CI, 0.17-0.69) (Locatelli et al.., Leukemia 37, 222–225 (2023). https://doi.org/10.1038/s41375-022-01770-3). In parallel, the COG performed a similar randomized AALL1331 phase 3 study in patients with high-risk (marrow relapse < 36 months after initial diagnosis or isolated EMD relapse <18 months after initial diagnosis) or intermediate risk first relapse. As in the European trial, randomization was terminated early because of the combination of findings of higher disease-free survival (DFS), OS, and MRD clearance, as well as lower toxicity in the blinatumomab arm compared with the chemotherapy arm (Hall AG and Rau RE, Blood Adv 2025; https://doi.org/10.1182/bloodadvances.2024014043). With a median follow-up of 2.9 years, 2-year DFS in the blinatumomab arm was 54.4% vs 39.0% in the chemotherpay arm (HR, 0.7; 95% CI, 0.47-1.03) and OS in the blinatumomab arm was 71.3% vs 58.4% in the chemotherarpy arm (HR, 0.62; 95% CI, 0.39-0.98) (Brown PA et al., JAMA 2021;325;(9):833-842. doi:10.1001/jama.2021.0669).
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
There is still a significant unmet medical need in pediatric patients with high-risk relapsed or refractory B-cell ALL. CD19 CAR T cell therapies have been developed for these patients. The CD19 CAR T therapy, Kymriah, however, is not approved in patients with first relapse. In the approved indication in refractory patients or patients up to 25 years of age in second or later relapse, Kymriah has shown approximately 80% of complete molecular response rate. However, at six months after treatment, approximately 40% of the patients relapsed and the majority of the relapses were CD19 negative disease, with approximately two-thirds of relapses determined to have been due to loss of CD19 on the target cells in one study.
CD19 CAR T cell therapies have been tested in pediatric B-ALL patients and have shown sustained responses without allo-HSCT. In adult ALL, however, one of the major challenges has been severe toxicity, including death due to CAR T cell-mediated toxicity observed in the clinical trials of these products. Obe-cel has been designed to reduce toxicity but still sustain durable CRs.
Obe-cel Phase 1b Clinical Trial in Pediatric B-ALL
In December 2023, Autolus initiated the Phase 1b CATULUS trial to evaluate the safety and efficacy of obe-cel in pediatric patients with r/r B-ALL and r/r B-NHL. This is a single-arm, open label, multicentre trial enrolling patients aged 18 and younger.
The CATULUS trial is a single-arm, open-label, multi-center Phase 1 study enrolling high-risk patients under age 18 with r/r B-ALL that is primary refractory, in high-risk first relapse, or in second or later relapse. At the ASH annual meeting in December 2025 initial data from the study were presented. The safety profile of obe-cel in pediatric patients was consistent with that previously reported in adults, with low rates of high-grade CRS and ICANS (both 8.7%). The ORR was high at 95.5% (n=21), with 90.9% (n=20) achieving complete response (CR). Twenty patients were in ongoing remission at data cut-off with a median follow-up of 8.8 months. These preliminary findings support further exploration of obe-cel in pediatric R/R B-ALL.Currently, the Phase 2 pivotal expansion cohort is open for enrollment in the US, UK and Spain.
In October 2025, FDA granted regenerative medicine advanced therapy (RMAT) designation to obe-cel for the treatment of pediatric patients with r/r B-ALL. The RMAT designation is a program created under the 21st Century Cures Act to accelerate development and regulatory review of regenerative medicine therapies, including cell therapies, intended to treat serious or life-threatening diseases.
The data reported from the CATULUS trial are consistent with previous data reported in the academic UCL-led CARPALL trial in patients aged 24 years or younger with high-risk relapsed or refractory CD19 positive B-ALL, which were published in the journal Nature Medicine in 2019.
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
Our collaborators at UCL have submitted a full manuscript of all 40 patients treated in the extension cohorts to the journal Blood in January 2026. The abstract of this manuscript states the following:

•40 received obe-cel (10 patients per disease group). No patients experienced ≥grade 3 cytokine release syndrome and 1/40 (3%) experienced grade 3 neurotoxicity. Overall response rate was 36/39 (92%). PFS at 6 and 12 months was 87% (95% confidence interval [CI], 72–94) and 76% (95% CI, 60–87), respectively. Excellent expansion (geometric mean Cmax: 113,047 copies/µg genomic DNA) and CAR T persistence were observed (19/23 patients alive and progression-free at last follow-up). Obe-cel has a good safety profile, high remission rates and durable responses in r/r adult B-cell cancers beyond B-ALL. Preliminary data support further development of obe-cel for these indications.
•The median follow-up of the entire extension cohorts was 24.2 months (range, 1.3–48.4).
The median follow-up for the different cohorts was as follows:
•DLBCL: Median observed follow-up post-infusion was 36.1 months (range, 1.4-39.4).
•FL: Median follow-up from infusion was 47.8 months (range, 18.2-48.4).
•MCL: Median follow-up from infusion was 18.8 months (range, 3.9-48.0).
•CLL/SLL: Median observed follow-up from infusion was 15.1 months (range, 1.3-36.5).
UCL has also initiated a Phase 1 exploratory trial (CAROUSEL) of obe-cel in patients with relapsed or refractory PCNSL. CAROUSEL is evaluating the feasibility of generating obe-cel and safety of administration in this patient population. UCL presented initial data at the EHA meeting in June 2022. Expansion of obe-cel was observed in the peripheral blood by qPCR, with persistence in all treated patients at last follow-up. No Grade 3 or greater CRS was observed using intravenous (“IV”) or intra-ventricular obe-cel administration. Two cases of Grade 3 ICANS were reported following IV infusion, whereby the first patient had several neurological deficits that evolved despite ICANS treatment and were compatible with progressive PCNSL, as confirmed with the month 1 MRI scan, and the second patient had neurological deficits that improved with steroids/anakinra. We observed encouraging response rates in six patients evaluable for efficacy following IV administration of obe-cel. The ORR was four out of six patients (67%), with 2 CRs and 2 PRs. These four responding patients are without disease progression at the last follow up date. Two patients died from progressive PCNSL while part of the study. We expect to report longer follow-up from this trial and enrolment of additional patients is ongoing.
Obe-cel for Lupus and Other Autoimmune Diseases
In addition to advancing AUCATZYL/obe-cel for oncology indications, we are advancing obe-cel for the treatment of autoimmune diseases. We have initiated a Phase 1 clinical trial in patients with severe, refractory systemic lupus erythematosus. We have initiated a Phase 2 clinical trial in patients with severe, refractory lupus nephritis and we have initiated a Phase 1 clinical trial in patients with progressive Multiple Sclerosis.
Background of Systemic lupus erythematosus (“SLE”) and lupus nephritis (“LN”)
SLE is an autoimmune disease characterized by the formation of autoantibodies and immune complex–mediated inflammation and organ damage, including the skin, joints, central nervous system, heart, lung, and kidneys. Disease severity changes over time with periods of no disease activity alternated by periods with disease flares/relapses. In some cases SLE can be life threatening and chronic disease can be life shortening. The disease onset is generally between the ages of 20 and 40, and it affects predominantly women. The estimated prevalent population of SLE patients in the United States, United Kingdom, Germany, France Spain, Italy and Japan is approximately 550,000 patients, of which approximately 60% (330,000 patients) experience moderate to severe disease. Roughly 15% will be refractory to standard therapies; potentially addressable by CAR T therapy.
Currently available treatments are not curative and are associated with certain safety concerns. Many patients require life-long immunosuppression, often with high-dose corticosteroids, cyclophosphamide, or mycophenolate mofetil, which reduce inflammation by non-specifically targeting the immune system. This results in low-level disease activity in only 25–44% of patients in the long term, while sustained complete remission is rare. Approximately 10% of patients with LN, a form of the disease associated with kidney organ damage, develop end-stage renal disease in 5 years. Side effects of the current treatment strategies include infections in the short term and risk for malignancy and cardiovascular disease in the long term, contributing to the reduced life expectancy of patients with SLE. These outcomes, together with the inability to reverse disease progression support the need for developing better strategies to treat SLE.
Autoreactive B cells with autoantibody formation play a key role in the pathogenesis of SLE. However, B cell depleting agents, such as the anti-CD20 antibody rituximab, did not statistically improve clinical outcomes compared to placebo in randomized studies in SLE and LN. Three different biologics have recently been approved in SLE:
•Belimumab, an anti-BAFF/BLyS monoclonal antibody, has been approved as add-on therapy in adult patients with active, autoantibody-positive SLE with a high degree of disease activity despite standard therapy.
•Anifrolumab, a type I interferon (“IFN”) receptor antagonist, has also been approved in the United States and EU and is indicated as an add-on for the treatment of adult patients with moderate to severe SLE who are receiving standard therapy.

•Obinutuzumab, a next-generation anti-CD20 B-cell depleting IgG, has been approved by the FDA for patients with LN in combination with standard of care therapy.
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
Based on the important role of B cells in the SLE disease pathogenesis and the preliminary evidence of safety and activity of CD19 CAR T cell therapy in this disease, we have hypothesized that treatment with a single infusion of obe-cel may have the potential to eliminate the malfunctioning autoreactive B cells and ameliorate disease in SLE patients in a similar fashion. We believe obe-cel's potential advantages over other autoimmune therapies that are approved or in development include its differentiated mechanism of action via its fast-off rate CD19 binder, the existing clinical data and approval in r/r B-ALL and our established manufacturing and commercial capabilities. In particular, the favorable safety profile in adult r/r B-ALL observed in the FELIX study, with low rates of high-grade CRS and ICANS in the cancer setting, have the potential to drive acceptability of a cell therapy approach in the rheumatology setting. Additionally, the fast-off rate kinetics observed with obe-cel show increased T-cell engraftment and profound B-cell depletion in B-cell malignancies. These properties have the potential to drive a deeper cut into CD19+ B cells and plasma blasts in SLE-affected tissues, and could potentially trigger an immune reset in patients. Obe-cel is the only autologous CD19 CAR T-cell therapy being developed for lupus with an approval in another indication. We expect that data supporting the safety and manufacture of obe-cel in r/r B-ALL could potentially be useful to support the development of obe-cel in autoimmune indications. Finally, our established commercial systems and manufacturing infrastructure for AUCATZYL/obe-cel could be leveraged to support an autoimmune indication.
Clinical Development in SLE, LN and other Autoimmune Diseases
Obe-cel in SLE and LN
The CARLYSLE trial is a single-arm, open-label, Phase 1 trial to determine the safety, tolerability, and preliminary efficacy of obe-cel in patients with severe, refractory SLE. The primary goal of this trial is to confirm the fixed dose of obe-cel in adult SLE patients.
Data from the ongoing Phase 1 CARLYSLE study evaluating obe-cel in patients with severe refractory systemic lupus erythematosus was presented at the ASH Annual Meeting in December 2025. Nine adult patients were infused with obe-cel, including six at the 50M dose and three at the 100M dose.
Obe-cel was well tolerated in all patients. No dose limiting toxicities (DLTs) or cases of ICANS were observed at the 50M dose. Grade one cytokine release syndrome (CRS) was observed in three patients at the 50M dose and three patients at the 100M dose. Hypertension was observed in five patients at the 50M dose, with three of those patients having pre-existing history of hypertension. A case of transient Grade three liver toxicity was observed in one patient of the 100M cohort.
At the 50M dose, three patients (50%) achieved CRR (Complete Renal Response) and five patients (83%) achieved DORIS (Definition of Remission in SLE) with a median onset of 5.1 months (range: 4.9–8.9), without evidence of new disease activity at a median of 12 months of follow up (range: 8.5–16.3). All non-renal manifestations of the disease resolved by month four. Urinary protein creatinine (UPC) ratio levels decreased over time, demonstrating significant decline or absence of disease activity. Data show high peak expansion and deep B cell aplasia consistent with known obe-cel characteristics in oncology indications. Peak expansion was reached at a median of 10 days (range: 9–13). The median time to loss of CAR T-cell persistence based on Kaplan-Meier analysis was 3.0 months. The B-cell reconstitution profiles suggest that obe-cel may induce a reset of pathologic autoimmunity.
Emerging data in the 100M cohort is consistent with the 50M adult cohort, and evaluation is ongoing.

We have recently transitioned this program into a Phase 2 potentially pivotal study known as LUMINA, following successful preliminary results from the Phase 1 CARLYSLE trial. 50M has been selected as the recommended Phase 2 dose. The objective of the study is to assess the safety and effectiveness of a single infusion of obe-cel in patients with severe, refractory systemic lupus erythematosus (SLE) with active lupus nephritis (LN) in participants age 12-65. The endpoints will be the proportion of participants achieving a complete renal response (signs of kidney inflammation disappearing) and DORIS. The study is a single-arm, open-label trial involving approximately 30 participants . Autolus has aligned with FDA on a Phase 2 trial design in LN and potential registrational path to approval. The LUMINA Phase 2 trial is now enrolling.
Furthermore, additional evidence of CD19 CAR T cell treatment in other autoimmune diseases has been shown by others, including efficacy in patients with idiopathic inflammatory myositis, systemic sclerosis, myasthenia gravis and multiple sclerosis. Depending on the outcome of the dose confirmation study in SLE, we intend to investigate obe-cel in additional autoimmune disease indications. Other autoimmune indications include patients with MS. The phase 1 study in MS (BOBCAT) is currently ongoing.
Obe-cel in progressive multiple sclerosis (“MS”)
Background to progressive MS
In MS,  the body’s immune system attacks the myelin sheath or the cells that produce and maintain it (demyelination). This attack causes an inflammation and injury to the myelin sheath. Ultimately, the nerve fibers and the myelin sheath surrounds are damaged. In general,  the myelin sheath protects nerves in the brain and spinal cord. MS encompasses relapsing-remitting MS (“RRMS”), in which a patient may recover either partially or fully, and progressive MS (“PMS”) (either primary PMS (“PPMS”) or secondary PMS (“SPMS”)), in which a patient’s condition steadily declines. SPMS is associated with higher incidence of hospitalization, as well as greater functional impairment and MS symptom severity than RRMS. PPMS and SPMS are pathophysiologically similar and exhibit similar rates of disease progression. RRMS and PMS (either PPMS or SPMS) can be further categorized as either active or non-active. While demyelination is the fundamental pathophysiologic feature of MS, axonal injury and neurodegeneration play important roles in clinical manifestations and development of progressive disability. There is no cure for MS and new approaches to treating the disease are needed.
In 2021, there were 1.89 million people in the world living with MS according to Global Burden of Disease Study 2021. This corresponds to 23.9 cases per 100,000 population. North America and Western Europe sustained the highest prevalence, incidence, DALYs (disability-adjusted life years) and mortality due to MS. The prevalence of MS in United States was also fairly high (126/100,000), with northern states having higher prevalence rates compared to the southern states.
Currently available therapies are generally effective at treating relapses and relapse-associated worsening, while disability progression meeting the criteria of Progression Independent of Relapse Activity (“PIRA”) is not effectively treated. Different pathological processes may be involved, and those underlying PIRA are likely to be confined largely to the CNS compartment, which is inaccessible to most available treatments.
Approved treatments for RRMS, which may also be used in some regions such as the United States to treat patients with active (relapsing) SPMS, have the potential for serious long-term safety concerns, e.g., risk of progressive multifocal eukoencephalopathy following treatment with diroximel fumarate, natalizumab, or ocrelizumab; risk of congestive heart failure and secondary acute myeloid leukemia following treatment with mitoxantrone hydrochloride; and increased risks of infection, liver injury, and fetal risk following treatment with cladribine or siponimod. These medications have shown low levels of reduction in disability progression for SPMS, and none are approved in patients with non-active SPMS. Cladribine is recommended as second-line treatment due to its risks. Only one drug, the anti-CD20 B cell-depleting agent ocrelizumab, has been approved for PPMS based on a modest 6% absolute reduction in confirmed disability progression. Ocrelizumab is also effective in reducing relapses in RRMS and active SPMS, but has warnings and precautions for risk of infection, infusion reaction, and malignancy. Even with the advent of new therapies, there is still a large MS patient population with a significant unmet need for agents that are effective in reducing progression but have fewer safety risks than existing therapies. This includes patients with PMS, particularly those with non-active disease (without clear relapses for up to two years), and patients exhibiting PIRA.
B cell depletion has proven to be an effective approach for initial treatment of MS, as demonstrated by the efficacy of disease-modifying mAbs targeting the B cell surface antigen CD20, e.g., rituximab, ocrelizumab, ofatumumab, and ublituximab. The hypothesized mechanism is an eradication of autoreactive B cell clones and a reset of B cell immunity. However, depletion of circulating B cells by mAbs has limited therapeutic efficacy as they cannot access autoreactive B cells within lymphatic organs, inflamed tissues, and the CNS, leading to incomplete B cell depletion.
The surface antigen CD19 is expressed on a wide spectrum of B cells and B cell precursor cells as well as plasmablasts, which is not the case for other B cell surface antigens (e.g., CD20). Obecabtagene autoleucel (obe-cel/AUTO1; AUCATZYL®) targets CD19 and thus has a broader effect on B cells than existing CD20-targeting therapies. In order for a drug to be efficient in PMS, it has to cross the blood-brain barrier (BBB) in its active form and directly exert its action upon the CNS inflammatory cells (microglia, astrocyte, oligodendrocyte). Anti-CD20 mAbs do not readily cross the BBB to target.

CD19-targeting chimeric antigen receptor (CAR) T cells, such as obe-cel, can penetrate the CNS compartment and act on pathological cells inside, and therefore have the potential to be a highly effective new treatment modality for MS. In contrast to monoclonal antibodies, CAR T cells can penetrate actively the blood-brain barrier (BBB). We know that obe-cel penetrateds the BBB as evidenced in the FELIX study. Similarly, other CD19 CAR T cells also penetrate the BBB.
Preclinical experimental autoimmune encephalomyelitis murine models provide further support for the use of CD19-targeting CAR T cell therapies in patients with MS. Early trials of CD19-directed CAR T cell administration in patients with refractory, progressive MS showed an acceptable safety profile. CAR T cell presence, expansion, and relative enrichment were observed in the cerebrospinal fluid, with no events of Grade ≥ 2 CRS or ICANS. Intrathecal antibody reduction indicated expansion-dependent effects of CAR T cells on CD19+ target cells in the CNS. Overall, although long-term follow-up data are required, these early results are encouraging and demonstrate that further exploration of CAR T therapy in this indication is warranted.
Obe-cel Phase 1 Clinical Trial in MS
Autolus is advancing obe-cel into initial clinical development in progressive MS. The first patient in the BOBCAT trial was dosed in October 2025. This Phase 1 trial, expected to include up to 18 adult patients, will evaluate the safety, tolerability, and preliminary efficacy of obe-cel in participants with refractory progressive forms of multiple sclerosis. The primary endpoint is to assess safety and tolerability of obe-cel. Key secondary endpoints include evaluating the preliminary efficacy of obe-cel using change from baseline in standard efficacy measures. We plan to provide updates on the initial Phase 1 data in late 2026.
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
AUTO1/22 Phase 1 Clinical Trial in Pediatric ALL (CARPALL Trial)
We commenced a Phase 1 clinical trial in pediatric patients with relapsed or refractory ALL with our dual expressing CAR product candidate, AUTO1/22 in late 2020. In a publication in Blood in October 2023, we presented data demonstrating a high level of activity, with 83% of patients (10 of 12 patients evaluated) experiencing MRD negative complete remissions, and a favorable tolerability profile in a very challenging patient population. Patients on study were high risk, with 4 patients who had failed prior CD19 CAR therapy, 3 patients with a CD19-negative disease component, 3 patients with non-CNS EMD and 6 patients who had received prior blinatumomab.
Of 10 responding patients, 5 had emergence of MRD (2) or frank relapse (3) with CD19 and CD22 expressing disease associated with loss of CAR T-cell persistence. Importantly, there were no cases of relapse due to antigen-negative escape, with a median follow-up of 8.7 months. Overall survival was 75% at 6 and 12 months. Six and 12-month event free survival (EFS) were 75% and 60% respectively.
Our collaborators at UCL are currently evaluating an alternative manufacturing process and initiated an extension to the CARPALL Phase 1 clinical trial in a cohort of pediatric patients with relapsed or refractory ALL in 2025. We expect that they will report the first data from this study in late 2026.
AUTO8: Our Multiple Myeloma and Light Chain Amyloidosis Program
Introduction to AUTO8
AUTO8 is a next-generation product candidate for multiple myeloma and Amyloid Light-chain (“AL”) amyloidosis. AUTO8 comprises two independent CARs for the multiple myeloma targets, BCMA and CD19. We have developed an optimized BCMA CAR which is designed for improved killing of target cell that express BCMA at low levels. This has been combined with fast off-rate CD19 CAR from obe-cel. We believe that the design of AUTO8 has the potential to induce deep and durable responses and extend the durability of effect over other approved BCMA CARs and those currently in development.
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
Background to light chain (“AL”) amyloidosis
AL amyloidosis is a rare, acquired disorder characterized by the abnormal folding and deposition of light chains, which are fragments of antibodies, as amyloid fibrils in vital organs. These light chains are produced by a clone of abnormal plasma cells in the bone marrow. The deposited amyloid causes organ dysfunction and damage, primarily to the heart and kidneys, but also affecting other organs and tissues. Early diagnosis is crucial to prevent end-stage organ damage, and current available treatments, such as daratumumab, aim to control the light chain-producing plasma cells to slow or halt disease progression and improve quality of life.
BCMA CAR T-cell therapies, originally developed for multiple myeloma, have shown promising initial safety and efficacy in AL amyloidosis patients including rapid reduction of the disease biomarkers and organ responses in clinical trials. The therapeutic approach has the potential to eliminate the disease-causing plasma cells by targeting the cause of the disease potentially offers longer term outcomes for these patients.
Clinical Development of AUTO8
In collaboration with UCL, we commenced a Phase 1 clinical trial in patients with relapsed or refractory multiple myeloma in March 2022. The phase 1 study is an iterative, staggered design trial with two separate parallel cohorts for direct comparison of the BCMA CAR alone and AUTO8 (the BCMA CAR in combination with the CD19 CAR from obe-cel). As of November 13, 2023 (data cut-off), 11 patients have been infused with either BCMA CAR at 50 million (n=3) or 150 million (n=3) cells, or AUTO8 at 50 million (n=3) or 150 million (n=2). At a median follow-up of 6 months we observed 100% ORR, with 3 PR, 1 VGPR, 7 CR/sCR (all evaluable MRD negative). Two patients remained in ongoing sCR > 12 months. No cases of ICANS or CRS ≥ Gr 3 were observed across all subjects during the period. While persistence data from the dual targeting cohort is immature, it demonstrates expansion of three CAR populations and suggests a trend to increased persistence of D8 BCMA CAR expressing T cells. The study is ongoing and continues to recruit patients.
In collaboration with UCL, we commenced a Phase 1 clinical trial in patients with relapsed or refractory AL amyloidosis. We dosed the first patient on the study in October 2025 and we expect to report the first data from this study in late 2026.
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
In 2016, in collaboration with Cancer Research UK’s Centre for Drug Development we initiated a single-arm Phase 1 dose escalation trial of AUTO6 in relapsed or refractory neuroblastoma at two pediatric cancer centers in the U.K. The trial evaluated the safety and efficacy of AUTO6. In 2020 the data from the AUTO6 Phase 1 clinical trial was published in Science Translational Medicine. The results from the study showed that AUTO6 can induce rapid regression of bulky disease in a solid tumor setting without inducing on-target, off-tumor toxicity, despite dose dependent CAR T expansion. CAR T cell expansion was observed in all 6 patients treated at the higher cell dose cohorts in this Phase 1 study. Three of these six patients demonstrated evidence of transient CAR T cell activity, including CRS, and regression of soft tissue and BM disease activity.
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
In November 2019, we reported preclinical data of AUTO6NG. Building on AUTO6, in AUTO6NG we introduced additional programming modules in order to help the programmed T cells persist in and withstand the hostile tumor microenvironment. AUTO6NG is a programmed T cell therapy incorporating the GD2-targeted CAR T and RQR8 safety switch from AUTO6 but also incorporating three additional programming modules: (i) an IL7 CCR designed to increase persistence, (ii) a dominant negative TGFbRII protein designed to block inhibitor signals from TGFb and (iii) a truncated SHP2 protein designed to block inhibitor signals from PD1. These modules are delivered, or transduced, into the T cells via two viral vectors. Both single- and dual-transduced CAR T cells were evaluated in vitro for antitumor activity, cytokine secretion, T cell proliferation, survival, and resistance to immunosuppressive pathways.
The addition of these three modules in the AUTO6NG product candidate significantly augmented its function by extending T cell persistence and rendering modified T cells resistant to TGFb- and PD1/PDL1-driven immune inhibition when compared to AUTO6 in vitro. Additionally, intravenous delivery of AUTO6NG in mice with established tumor burden exhibited potent antitumor activity and extended survival, whereas AUTO6 showed no activity in that model.
We presented new preclinical data for AUTO6NG in June 2020 at the American Association for Cancer Research Virtual Annual Meeting 2020. GD2 was evaluated as a therapeutic CAR T target antigen in small cell lung cancer (“SCLC”). We observed that AUTO6 alone has demonstrated efficacy in an in vitro SCLC model; however, successful tumor targeting alone was not sufficient to drive meaningful in vivo efficacy in the same SCLC model. We presented new preclinical data demonstrating the ability to target GD2 in SCLC cell line models in vitro, and the requirement for enhancing modules, designed to overcome TME suppressive mechanisms, to drive superior in vivo efficacy in a SCLC mouse model. The data suggests that AUTO6NG can overcome the immune suppressive mechanisms in the TME.

Clinical Development Strategy of AUTO6NG
GD2 is expressed in numerous pediatric and adult tumors including neuroblastoma, osteosarcoma, soft tissue sarcoma, melanoma, astrocytoma and SCLC. A Phase 1 clinical trial of AUTO6NG in r/r neuroblastoma was initiated in December 2023 in collaboration with UCL. This study is currently enrolling patients.
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
We have retained worldwide commercial rights for our product candidates. We plan to expand our global commercialization capabilities over time such that we are able to commercialize any product candidate in a broader number of countries over time, but with a focus on achieving an early presence in the US, U.K. and parts of Europe, i.e. countries where we have obtained a regulatory approval. We may pursue strategic collaborations with third parties in order to maximize the commercial potential of our product candidates. Under the terms of the License and Option Agreement with BioNTech, BioNTech currently has an option to co-promote or co-commercialize AUTO6NG. We generally expect to launch any of our products that receive regulatory approval in the United States first, followed by the U.K., EU and subsequently in other major markets to the extent commercially feasible. BioNTech's product option for AUTO1/22 was not exercised and has expired, so we have regained full rights to commercialize AUTO 1/22.
In addition to the Nucleus, which is currently used exclusively for commercial manufacture of AUCATZYL, we maintain separate manufacturing capabilities for our clinical-stage programs. For clinical trial supply, we have established cell and vector manufacturing capacity at the Cell and Gene Therapy Catapult in Stevenage, U.K., where we maintain a cell manufacturing suite.
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
Our intellectual property estate, which includes in-licensed intellectual property and intellectual property that we own, is designed to provide multiple layers of protection. For example, we are pursuing patent protection for core constructs used in our product candidates, various methods of treatment for particular therapeutic indications using our approach, specific product candidates, innovative manufacturing processes, and constructs that may be used in future product candidates to improve the ability of our programmed T cells to better recognize and kill cancer and other target cells. A portion of our patent portfolio is directed to certain current product candidates or technologies deployed in certain product candidates, and the remainder of the portfolio is directed to alternative approaches, technologies or modules that are not currently deployed in our current product candidates.
As of December 31, 2025, our patent portfolio is comprised of 76 patent families, of which 13 patent families originated from UCLB, the technology-transfer company of UCL and 63 patent families we own and have originated from our own research. Of the 13 live patent families that were originally in-licensed from UCL, 12 have been assigned to us. Because we have acquired or licensed certain of our patents from UCLB, and licensed certain of other patents from third parties, we must rely on their prior practices with regard to the assignment of such intellectual property. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
Commercially or strategically important non-U.S. jurisdictions in which certain patent applications that we have in-licensed are currently pending include: Europe, Australia, Canada, Japan, China, Brazil, Chile, Israel, India, Republic of Korea, Hong Kong, Mexico, New Zealand, Russian Federation, Singapore, South Africa, Colombia, Peru, Cuba, Indonesia, Malaysia and Philippines.

Our strategy is to develop and obtain additional intellectual property covering innovative manufacturing processes and methods for genetically engineering T cells expressing new constructs with properties that are designed to improve the ability of our programmed T cells to recognize and kill cancer and other target cells. To support this effort, we have established expertise and development capabilities focused in the areas of T cell programming, preclinical and clinical research and development, and manufacturing and manufacturing process scale-up, and we expect that our ongoing research and development activities will yield additional patentable inventions and patent applications that will expand our intellectual property portfolio.
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
We also protect our brand via the use of trademarks. As of December 31, 2025, our trademark portfolio consists of 4 trademark families covering our core brand and product. These families include protection in commercially relevant jurisdictions, including the U.S. and Europe. We have established internal guidelines for the use of our brands and monitor for the registration of similar marks by third parties.
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
License and Options
In consideration for the License and the Options, BioNTech made an initial payment to us of $10 million, which is part of the $50 million of total upfront payments received.
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
We also agreed to grant BioNTech the following time-limited Options:
•an option to obtain exclusive rights to co-fund development costs of our development-stage programs AUTO1/22 and AUTO6NG, in return for agreed upon economic terms, including an option exercise fee, milestone payments and a profit-sharing arrangement for each such product candidate, with additional options to co-promote or co-commercialize such product candidate. The product option for AUTO1/22 was not exercised and has expired as of 8 February 2025;
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
Obe-cel Product Revenue Interest
Under the BioNTech License Agreement, BioNTech has also agreed to financially support the expansion of the clinical development program and planned commercialization of, obe-cel. In exchange for the grant of rights to future revenues from the sales of obe-cel, BioNTech has made an upfront payment to us of $40 million, (£31.8 million), representing the remainder of the $50 million total upfront payment). We will pay BioNTech a low single-digit percentage of annual net sales of obe-cel, including revenues from sales of AUCATZYL, which may be increased up to a mid-single digit percentage in exchange for milestone payments of up to $100 million in the aggregate on achievement of certain regulatory events for specific new indications upon BioNTech's election. In May 2025, we made our initial payments of the revenue share interest to BioNTech, and as of December 31, 2025 we have paid $1.5 million in revenue share interest to BioNTech.
Manufacturing and Commercial Agreement
Under the terms of the BioNTech License and Option Agreement, Autolus Limited has agreed to grant BioNTech the option to negotiate a joint manufacturing and commercial services agreement pursuant to which the parties may access and leverage each other’s manufacturing and commercial capabilities, in addition to Autolus’ commercial site network and infrastructure, with respect to certain of each parties’ CAR T products, including BioNTech’s product candidate BNT211 (the “Manufacturing and Commercial Services Agreement” or “MCSA”). The MCSA, if entered into, would also grant BioNTech access to the Company’s commercial site network and infrastructure. On 6 August 2025, the MCSA option expired unexercised.

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
Under the license agreement, as amended, we are obligated to pay UCLB milestone payments upon the initiation of certain clinical activities in an aggregate amount of £0.18 million, the receipt of specified regulatory approvals in an aggregate amount of £37.5 million, the start of commercialization in an aggregate amount of £18 million, and the achievement of net sales levels in an aggregate amount of £51 million. On a per-product basis, these milestone payments range from £1 million to £18.5 million, depending on which T cell programming modules are used in the product achieving the milestone. On November 8, 2024 we were notified by the FDA that our obe-cel BLA was approved, allowing for the marketing of AUCATZYL in the US for the treatment of adult patients (18 years and older) with r/r B-ALL. Consequently, we paid a regulatory milestone payment of £10.0 million to UCLB. On July 17, 2025, the European Commission granted marketing approval for AUCATZYL for the treatment of adult patients (26 years and older) with r/r B-ALL which triggered a £6.0 million regulatory milestone payment that we paid during the three months ended September 30, 2025 in accordance with the UCLB Agreement. Under the terms of the license, we have the right to grant sub-licenses to third parties, subject to certain restrictions. If we receive any income in connection with such sublicenses, we must pay UCLB a percentage of the income allocable to the value of the sublicensed intellectual property rights ranging from low twenties to mid-single digits, decreasing based on the development expenses incurred by us and the passage of time. In 2025, less than $0.1 million was payable to UCLB by us relating to the income allocable to the value of the sublicensed intellectual property rights. UCLB has retained the right to use the licensed T cell programming modules for academic research purposes at UCL and with other academic institutions, subject to certain restrictions.
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
Competition for Our Product Candidates
The biotechnology and pharmaceutical industries put significant resources in developing novel and proprietary therapies for the treatment of cancer. Consequently, there are a number of different products available in the indications where Autolus is seeking to launch our products. These include in-class competitors, such as autologous CAR T cell therapies, and products from different classes, such as bispecific t-cell engagers, anti-body drug conjugates, antibody treatments and classic small molecular entities anti-tumor agents. These anti-tumor agents can be given as single agents or are often used in combination.
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

*Indication based on United States Prescribing Information
Four of these products, Tecartus and Yescarta from Kite/Gilead, Kymriah from Novartis and Breyanzi from BMS are anti-CD19 CAR T cell therapies, the same class as obe-cel. However, only Tecartus is approved for use in adult ALL with Kymriah also being an option for adolescents and young adults, (i.e., patients up to the age of 25 years old). There is a market for obe-cel in this indication due to its differentiated safety profile when compared to current approved therapies.
It is possible that companies could take other autologous CAR T cell products forward in adult ALL or allogeneic “off-the-shelf” CAR T cell therapies could be developed which would be considered direct competitors. Allogeneic products are in early development and, because these products are not made from the patient's own cells, they might be more convenient to deliver, without the need to wait for a product to be manufactured (typical manufacturing times for autologous products are currently 18-25 days). However, so far this class of product has not shown the same levels of durable activity in clinical trials and the products in clinical trials are therefore likely to require periodic repeat dosing as opposed to autologous products, which allow for the therapy to be given as a one-time treatment.
For additional discussion of competition for AUCATZYL in adult ALL, see "Business - Our Solution: Advanced T Cell Programming - Competition for AUCATZYL."
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

An emerging area of competition is in vivo or in situ CAR T-cell therapy. this is where advanced delivery platforms, such as targeted lipid nanoparticles (LNPs), lentiviral vectors, and mRNA, are used to program t-cells directly inside the patient. This approach if successful would avoid the complexities of engineering cells outside of the patient. The field is in its infancy with a focus on achieving high expression of the CAR specifically in the patients T cells, minimizing off-target effects, and demonstrating long-term efficacy. Very early clinical studies in autoimmune diseases and hematologic cancers starting to emerge. Key players in this field include Umoja Biopharma (VivoVec platform), Capstan Therapeutics (mRNA-LNP), acquired by Abbvie, Interius BioTherapeutics aquired by Kite and EsoBiotec acquired by Astrazeneca.
Government Regulation and Product Approval
As a biopharmaceutical company, we are subject to extensive regulation. Our programmed T cell product candidates are regulated as biologics. With this classification, commercial production of our products will need to occur in registered and licensed facilities in compliance with GMPs for biologics.
The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA, for marketing authorization.
Government authorities in the United States (at the federal, state and local level) and in other countries and jurisdictions, including the United Kingdom and EU, extensively regulate, among other things, the research, development, preclinical and clinical testing, manufacturing, quality control, labeling, packaging, storage, record-keeping, promotion, advertising, sale, distribution, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the EU are addressed in a centralized way, but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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
Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. If the agency decides not to approve the BLA in its present form, the FDA will issue a Complete Response Letter, which generally outlines the specific deficiencies in the BLA identified by the FDA and may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the application. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Even with the submission of additional information, the FDA may ultimately decide that the application does not satisfy the regulatory criteria for approval. If a Complete Response Letter is issued, the applicant may either submit information to the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval is limited to the conditions of use (e.g., patient population, indication) described in the application. If we obtain approval, regulatory authorities may approve any of our product candidates for fewer indications than we request (including failing to approve the most commercially promising indications) or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.
Further, the FDA may require that certain contraindications, warnings or precautions, restrictions on prescription and distribution be included in the product labeling, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
In addition, under the Pediatric Research Equity Act, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers (e.g., because the relevant disease or condition occurs only in adults). Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PSP are eligible for a six-month extension of marketing exclusivity (pediatric exclusivity).
Post-Approval Requirements
Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, periodic reports, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements that important safety information and material facts related to the product be disclosed. Although physicians may prescribe legally available products for off-label uses, if the physicians deem to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative liability.
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
The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, with manufacturing processes, or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, complete withdrawal from the market, product recalls, warning letters from the FDA, mandated corrective advertising or communications with doctors, product seizure or detention, injunctions, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. The subsequent discovery or appearance of previously unknown or underestimated safety or efficacy concerns with a product could negatively affect commercial sales of the product, result in reduced coverage or reimbursement by payors, cause reputational harm, government investigations, and/or lawsuits against us. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development. Similar post-approval requirements as described above are specified for other countries where a marketing authorization is granted.

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

The downward pressure on healthcare costs in general, particularly prescription drugs and biologics, has become very intense. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. As a result, increasingly high barriers are being erected to the entry of new products. For example, the U.S. Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide coverage and adequate reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
The U.S. federal Anti-Kickback Statute prohibits any person or entity from, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item, good, facility or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that are alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the U.S. federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances.
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
Additionally, there are similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.
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

For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future.
Further, there remains heightened Congressional scrutiny in the United States of pharmaceutical pricing practices designed to, among other things, bring more transparency in product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions may include, for example, (1) directives to reduce agency workforce; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the U.K. and the United States and authorities in the EU, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as trade control laws. Compliance with such regulatory requirements may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, export control laws and economic sanctions may prohibit the provision of certain products and services to countries, governments and persons targeted by sanctions.
Failure to comply with the UK Bribery Act, the FCPA and other anti-corruption laws and trade control laws could subject us to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses.
Data Privacy and Security Laws
In the ordinary course of our business, we and the third parties with whom we work process personal or sensitive data, including data we collect in connection with our commercial and clinical activities. Accordingly, we are subject to certain data privacy and security obligations, including U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, HIPAA, as amended by the HITECH, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of U.K. law by virtue of section 3 of the EU (Withdrawal) Act 2018 (“UK GDPR”) (collectively, “GDPR”), and the ePrivacy Directive and local implementations thereof, including the U.K.’s Privacy and Electronic Communications Regulations 2003. Several states within the United States have enacted comprehensive privacy laws that impose certain obligations on covered businesses. Additionally, we are, and may become in the future, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
Outside the United States, there are numerous data privacy and security laws that apply and may in the future apply to our processing of personal data, including GDPR, under which companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. See the risk factor captioned “We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences” In Part I, Item 1A. of this report for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.
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
Clinical Trials
In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (“CTR”) which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20.

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal” the Clinical Trials Information System; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.
The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.
In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials, including ATMPs, must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections. Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, guidelines on GCP. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of ATMPs. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide “no fault” compensation to any study subject injured in the clinical trial.
During the development of a medicinal product, the EMA and national competent authorities of EU Member States provide the opportunity for dialogue and guidance on the development program. At the EU level, developers of medicinal products can ask the EMA for scientific advice and protocol assistance at any stage of development and regardless of whether the medicinal product is eligible for the centralized authorization procedure or not. Assistance is given by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party. A fee is incurred with each scientific advice procedure. Advice from the EMA is provided by responding to specific questions concerning, quality aspects (manufacturing, chemical, pharmaceutical and biological testing of the medicine), nonclinical testing (toxicological and pharmacological tests designed to show the activity of the medicine in the laboratory) and clinical aspects (appropriateness of studies in patients or healthy volunteers, selection of endpoints), methodological issues (statistical tests to use, data analysis, modelling and simulation), overall development strategy (conditional marketing authorization, bridging strategy for generics, safety database), significant benefit for maintaining orphan designation, and pediatric developments. In accordance with the EMA’s policy, scientific advice will not be legally binding with regard to any future marketing authorization application of the product concerned.
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
Under the centralized procedure, the EMA’s CHMP, conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of a MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

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
In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a full MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.
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
Other EU Compliance Requirements
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
Much like the Anti-Kickback Statute prohibition in the United States, described above, the provision of benefits or advantages to physicians and other health care professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Interactions between pharmaceutical companies and health care professionals are governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. Infringement of related laws could result in substantial fines and imprisonment.
Payments made to physicians and other health care professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with health care professionals may require prior notification or approval by the health care professional’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
Pricing and Reimbursement
In the EU, pricing and reimbursement schemes vary widely from country to country. Some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Such pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations.
In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (“HTA”) process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment (“HTA Regulation”) entered into application through a phased implementation. The Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products. It establishes a framework for EU‑level joint clinical assessments, increasing cooperation among Member States on clinical aspects of health technology evaluation. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the EU. In light of the fact that the U.K. has left the EU, Regulation No 2021/2282 on HTA does not apply in the U.K.. However, the U.K. Medicines and Healthcare products Regulation Agency (“MHRA”) is working with U.K. HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products, including, effective as of March 31, 2025, relaunching the Innovative Licensing and Access Pathway with more predictable timelines and closer involvement of the National Health Service.
Regulatory Framework in the United Kingdom
The MHRA, is now the U.K.’s standalone regulator for medicinal products and medical devices.
While the United Kingdom’s regulatory framework for clinical trials was historically based on the Medicines for Human Use (Clinical Trials) Regulations 2004, which implemented the former EU Clinical Trials Directive, this has been significantly reformed by the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024. The new legislation, which modernizes the United Kingdom's approach to make it a more attractive location for research, includes key features such as: (i) a risk-proportionate approach, including a notification scheme for lower-risk trials; (ii) a combined review process integrating ethics committee and regulatory approvals into a single, streamlined pathway; (iii) enhanced transparency requirements mandating registration of clinical trials in a public registry and publication of trial results within 12 months of trial completion (with scope for deferrals in certain circumstances); (iv) greater flexibility to support innovation in clinical trial design; and (v) measures to promote patient and public involvement.
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

Employees and Human Capital Resources
As of December 31, 2025, we had 752 full-time employees, 113 of whom hold Ph.D. or M.D. degrees, as shown in the table below:

	At December 31,
	2025	2024
Function:
Sales and general administration	209	173
Research and development including manufacturing	543	474
Total	752	647
Geography:
U.K.	583	495
Switzerland and Germany	20	18
United States	149	134
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards.
As of December 31, 2024, the Company added the manufacturing function following the BLA approval granted by the FDA.
Item 1A. Risk Factors
Our business is subject to numerous risks. You should carefully consider and evaluate each of the following factors as well as the other information in this Annual Report, including our financial statements and related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price our ADSs could decline.
Risks Related to Our Financial Position and Need For Capital
We are an early commercial-stage biopharmaceutical company and have incurred significant losses since our inception. We expect to continue to incur losses for the foreseeable future.
We are an early commercial-stage biopharmaceutical company with a limited operating history, and we have incurred significant net losses since our inception in 2014. We have incurred losses of $287.5 million and $220.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1,386.8 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities, including ADSs, licensing and collaboration arrangements and strategic financing.
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
Should we be unsuccessful in our commercialization efforts for AUCATZYL or if the rates of market acceptance do not meet our expectations, we may not generate sufficient revenue. We expect that it could take several years until any of our other product candidates receive marketing approval and are commercialized, and we may never be successful in obtaining marketing approval and commercializing any of our other product candidates, including obe-cel in additional indications or territories. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. These net losses will adversely impact our shareholders’ equity and net assets and may fluctuate significantly from quarter to quarter and year to year. We anticipate that our significant expenses will continue, or increase substantially, as we:
•expand our sales, marketing and distribution infrastructure to commercialize AUCATZYL/obe-cel and any other product candidate for which we may obtain regulatory approval;
•make required milestone, royalty and revenue sharing payments to third parties under license and collaboration agreements;
•maintain internal and external manufacturing capacity for commercialization of AUCATZYL and clinical trials of our other product candidates;

•design and implement an overall manufacturing life cycle plan to facilitate additional cost reductions and gross margin improvements;
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
•maintain sufficient clinical, quality control and manufacturing personnel;
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
If we default under our obligations under the Blackstone Collaboration Agreement, we will be obligated to pay Blackstone liquidated damage payments in excess of the development payment paid by Blackstone, which would seriously harm our business and ability to continue as a going concern.
Under the BioNTech License Agreement, we also agreed to pay BioNTech a low single-digit percentage of annual net revenue of AUCATZYL/obe-cel, which may be increased up to a mid-single digit percentage, in exchange for milestone payments of up to $100 million in the aggregate on achievement of certain regulatory events for specific new indications upon BioNTech's election. Such payments to BioNTech could increase our cash requirements and could impair our liquidity.

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

If we are unable to fully develop our sales, marketing and distribution capability on our own, or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing AUCATZYL, or our other product candidates, if and when approved.
We have spent significant resources to build our global commercialization capabilities to successfully launch AUCATZYL. To continue to achieve commercial success for AUCATZYL or any other product candidate for which we may obtain marketing approval, we will need to maintain a sales and marketing organization and establish logistics and distribution processes to commercialize and deliver our product candidates to patients and healthcare providers. The development of sales, marketing and distribution capabilities has required and will continue to require substantial resources, will be time-consuming and could delay any product launch. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. We have spent and will continue to expend significant time and resources to train our field force to be able to educate physicians and other health care professionals on the benefits of AUCATZYL. Furthermore, we must train our field force to ensure that a consistent and appropriate message about AUCATZYL is being delivered to our potential customers. We may experience turnover of the team that we hired or will hire, requiring us to train new people. If we are unable to effectively continue to train our field force and equip them with effective materials, including medical and sales literature to help them inform and educate physicians about the benefits of AUCATZYL and its proper administration and label indication, as well as our patient assistance programs, our efforts to successfully commercialize AUCATZYL could jeopardize, which could have a material adverse effect on our financial condition, share price and operations.
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

We have received marketing approval in the US, UK and EU for AUCATZYL for the treatment of adult r/r B-ALL. Novartis, Gilead and BMS have also received marketing approval for anti-CD19 CAR T cell therapies. Gilead's therapy was approved for the treatment of adult ALL in October 2021. AUCATZYL is expected to compete directly with these companies and therapies. In addition, some companies, such as Cellectis, Inc., Les Laboratoires Servier SAS, Allogene Therapeutics Inc., Lyell Immunopharma and Crispr Therapeutics AG are pursuing allogenic T cell products that could compete with our programmed T cell product candidates.
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
Many of our competitors, either alone or with their strategic collaborators, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than we are in obtaining approval for treatments and achieving widespread market acceptance, which may render our treatments obsolete or non-competitive. These companies may also render our product candidates obsolete or non-competitive via advances in existing technological approaches or the development of new or different approaches, such as using AI and machine learning, potentially eliminating the advantages in our drug discovery process. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors.
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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, the U.S. Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. In addition, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. We cannot be sure that coverage and reimbursement will be available for our product or any product candidates and, if reimbursement is available, what the level of reimbursement will be. Even if favorable coverage and reimbursement status is attained for our product or any product candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop.
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
Our current and potential future use of AI may not be successful and presents new risks and challenges to our business.
We currently integrate artificial intelligence (“AI”) in certain of our research and development activities, including identification of potential product candidates, and are seeking to further integrate AI throughout our business. We are exploring additional opportunities to incorporate AI into our processes for drug discovery, drug development, drug commercialization, and in connection with our general & administrative functions. Such efforts may not be successful. Issues relating to the use of new and evolving technologies such as AI may cause us to experience brand or reputational harm, competitive harm, legal liability, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues.

As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. Developing, testing and deploying AI systems may also increase our operating costs due to the nature of the computing costs involved in such systems, which could adversely affect our business, financial condition and results of operation. The use of AI by us and our business partners may lead to novel and urgent cybersecurity risks, which could have a material adverse effect on our operations and reputation as well as the operations of any of our business partners. We may also face increased competition from other companies that are using AI, some of whom may develop more effective methods than we and any of our business partners have, which could have a material adverse effect on our business, results of operations, or financial condition. In addition, our efforts to develop, acquire or integrate these technologies will involve significant time, costs, and other resources, and may divert our management team’s attention and focus from executing on other elements of our strategy. Furthermore, uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws concerning the use of AI, the nature of which cannot be determined at this time.
Risks Related to the Development of Our Product Candidates
Our product candidates are in clinical development or in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
Other than AUCATZYL, the rest of our product pipeline is in clinical or preclinical development. We have established clinical proof-of-concept for only one of our products, AUCATZYL, which received FDA, MHRA and EU Commission approval in r/r B-ALL. There is no assurance that our current or any other future clinical trials of our product candidates will be successful or will generate positive clinical data. Although we have received marketing approval for AUCATZYL in r/r B-ALL in the US, UK and EU, we may not be successful in receiving marketing approval from the applicable regulatory agencies for obe-cel in other patient populations or indications, or for any of our other product candidates. We are sponsoring active, recruiting clinical trials for obe-cel in additional indications. We are also collaborating with our academic partner UCL to support clinical trials sponsored by them of obe-cel in additional indications, AUTO1/22, AUTO6NG and AUTO8. Our AUTO9 product candidate is in pre-clinical development.
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
Our future success is highly dependent on the regulatory approval of our other clinical-stage programmed T cell product candidates and our preclinical programs. Our product candidates will require significant clinical or preclinical testing before we can seek regulatory approval for and launch a product commercially. Post‑approval regulatory burden has increased, and may continue to increase, as regulators are increasingly granting approvals contingent on the performance of costly post marketing clinical trials, sometimes focused on long‑term data. These requirements make the maintenance of regulatory approvals and label expansions for our products increasingly expensive, and further heighten the risk of recalls, product withdrawals, changes to product specifications, loss of market share, and loss of revenue and profitability.
Although we have received FDA, MHRA and EU Commission approval for AUCATZYL in r/r B-ALL, our business remains substantially dependent on our ability to successfully obtain regulatory approval for, and, if approved, to successfully commercialize our other programmed T cell product candidates. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates in countries outside of the United States without obtaining regulatory approval from comparable regulatory authorities in relevant jurisdictions, such as the European Commission in the EU (granted on the basis of a positive opinion from the CHMP of the EMA). Additionally, to file for licensure in any jurisdiction outside of the U.K. we must first receive GMP certification from the MHRA. Before obtaining regulatory approvals for the commercial sale of any product candidate for a particular indication, if approved, we must demonstrate with substantial evidence gathered in preclinical and clinical studies, that the product candidate is safe and effective for that indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate. Prior to seeking approval for any of our product candidates, we will need to confer with the FDA, MHRA, the EMA and other regulatory authorities regarding the design of our clinical trials and the type and amount of clinical data necessary to seek and gain approval for our product candidates.
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
The FDA, the MHRA, the EMA or the European Commission, or a comparable regulatory authority may require more information, including additional preclinical or clinical data to support approval, including data that would require us to perform additional clinical trials or modify our manufacturing processes, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we change our manufacturing processes or manufacturing facilities, we may be required to conduct additional clinical trials or other studies, which also could delay or prevent approval of our product candidates. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer indications than we request (including failing to approve the most commercially promising indications) or for different indications from those obtained in other territories, may limit indications, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-marketing commitments, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Furthermore, the indication granted by health authorities may vary from region to region, which may impair our commercialization plans. Finally, even with licensures in the relevant regions we initially do not have production redundancy. Due to this, we are at higher risk of supply disruptions to regional factors that could impair our supply chains.
Even though we have received FDA, MHRA and EU Commission approval for AUCATZYL in r/r B-ALL, and even if any of our other product candidates were to successfully obtain approval from the FDA, the MHRA, the European Commission or other comparable regulatory authorities in other jurisdictions, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one of our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product or generate revenues attributable to that product candidate. Also, the regulatory approval of AUCATZYL, or of any of our other current or future product candidates, once obtained, may be withdrawn. See the risk factor titled “—Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we will obtain marketing approval to commercialize a product candidate.”
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
Many of our product candidates are in the preclinical development stage. The risk of failure of preclinical programs is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies to obtain regulatory clearance to initiate human clinical trials, including based on IND applications in effect in the United States and clinical trial applications in the EU and other European countries. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA, the competent authorities of EU Member States or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA, the competent authorities of EU Member States or other regulatory authorities allowing clinical trials to begin.

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
In particular, some of our clinical trials will look to enroll patients with characteristics which are found in a very small population. For example, our clinical trials of obe-cel in various autoimmune indications seek to enroll patients who meet specific criteria relating to the severity and presentation of their clinical symptoms. Other companies are conducting clinical trials with their redirected T cell therapies in similar patient populations and indications and seek to enroll patients in their studies that may otherwise be eligible for our clinical trials, which could lead to slow recruitment and delays in our clinical programs. In addition, since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our clinical trials in these clinical trial sites.
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
We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA, the European Commission or other comparable regulatory authority, and we may never receive such approvals. Although we have received FDA, MHRA and EU Commission approval for AUCATZYL in r/r B-ALL, it is impossible to predict accurately when or if any of our other product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. The potential label for the same product may differ in different territories based on the approval by different health authorities. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing.
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
We believe that our current, enclosed manufacturing processes are fit for commercial scale and we anticipate they will enable commercial supply at an economical cost. However, our manufacturing processes are not yet fully optimized, and we may underestimate the cost and time required to manufacture consistently at commercial scale. Further, we may overestimate cost reductions from economies of scale that can be realized with our manufacturing processes. Accordingly, we have initiated an overall manufacturing life cycle plan to facilitate additional manufacturing cost reductions and gross margin improvements. However, despite these efforts, we may ultimately be unable to manage the cost of goods for our product candidates to levels that will allow for a margin in line with our expectations and return on investment if and when those product candidates are commercialized. Further, as we scale up our commercial production, we expect our margin will be lower as we will not initially be utilizing our full manufacturing capacity, which may cause our cost of goods to be higher until we reach economies of scale.
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
We have developed a process for manufacturing programmed T cells in a fully enclosed system designed to minimize the risk of contamination, and we have improved the viral transduction process to help eliminate processing inconsistencies. We believe that our current processes are suitable for commercialization. While we have established a process which, to date, has proven scalable for commercial production, each manufacturing process must be validated through the performance of process validation runs to guarantee that the facility, personnel, equipment, and process work as designed.
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

We plan to seek, but may fail to obtain breakthrough therapy designation from the FDA and PRIME designation from the EMA, and may pursue accelerated approval for some or all of our programmed T cell product candidates, which may prolong the regulatory approval process for our product candidates.
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
We intend to seek breakthrough therapy designation, ILAP or PRIME designation for some or all of our programmed T cell product candidates that may qualify. There is no assurance that we will obtain breakthrough therapy designation, or that we will obtain access to PRIME or ILAP for any of our product candidates.
Breakthrough therapy designation, ILAP and PRIME eligibility do not change the standards for product approval, and there is no assurance that such designation or eligibility will result in expedited review or approval. Additionally, breakthrough therapy designation and access to PRIME or ILAP can each be revoked if the criteria for eligibility cease to be met as clinical data emerges.
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
•changes in a specific country’s or region’s political or economic environment, including the implications of the U.K.’s withdrawal from the EU;
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
For example, the U.S. government has threatened to impose new and increased tariffs on imported products from various foreign countries. As we produce our clinical and commercial supply of drug in the United Kingdom, the import of clinical and commercial supply of our products into the United States could be impacted to the extent any such tariffs are imposed and applicable to pharmaceutical products. The impact of such tariffs would be subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Tariffs on our products would increase our cost of importing clinical and commercial product into the United States, which would increase the cost of revenue from sale of therapies and reduce our margins on the sale of our products.
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
As of December 31, 2025, we had 754 employees, 752 of whom are full-time. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as our development and commercialization plans and strategies develop, and as we further develop as a public company, we may need additional managerial, operational, financial and other personnel, including personnel to support our product development and commercialization efforts. Future growth will impose significant added responsibilities on members of management, including:
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
Our ability to compete in the highly competitive biopharmaceutical industry depends upon our ability to attract and retain highly qualified management, research and development, clinical, financial and business development personnel. We are highly dependent on our management, scientific and medical personnel. Each member of our senior management may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our employees.
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
In the ordinary course of our business, we and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials and sensitive third-party data (collectively, “sensitive data”).
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
We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.
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
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
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

We rely on third parties to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party research collaborators, CROs, contract manufacturers, and suppliers for many aspects of our business, including research and development in connection with our clinical trial activities. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities, including on a timely basis. Further, we have (and may in the future) experience delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future. Additionally, several of Snowflake’s customer accounts were targeted as part of Snowflake’s security incident in June 2024, and the Autolus customer account was among those targeted. While Autolus did not experience any data loss or other material impact as a result of Snowflake incident, a security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services.
We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents or to take other actions, such as providing credit monitoring and identify theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.
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
In the ordinary course of business, we process sensitive data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
Outside of the U.S., an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU GDPR and the U.K. GDPR (collectively, “GDPR”) impose strict requirements for processing personal data. Under the GDPR, , companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the U.K. GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. As another example, the Swiss Federal Act on Data Protection, or the FADP, also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland.
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
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA, the U.K., and Switzerland have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA, the U.K., and Switzerland to the United States in compliance with law, such as the EEA standard contractual clauses, the U.K.’s International Data Transfer Agreement/Addendum, the Swiss-U.S. Data Privacy Framework, and the EU-U.S. Data Privacy Framework and the U.K. Extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the U.K., Switzerland, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of protected health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive data, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.
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
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and we are, and may become in the future, subject to such obligations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
We publish privacy policies, marketing materials, whitepapers, and other statements concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Obligations related to data privacy and security (and consumers' data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process sensitive data on our behalf.
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
Our employees and personnel use generative AI technologies and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages.
Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, our clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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
The global economy has experienced volatility and disruptions from the impacts of the international conflicts, terrorism and other geopolitical events, including the ongoing war in Ukraine and the current conflicts in the Middle East. Although the length and impact of the ongoing military conflict is highly unpredictable, the war in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. In addition, global markets may experience additional disruptions as a result of political instability and tensions in the Middle East. Although, to date, our business has not been materially impacted by the events described above, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the conflicts in Ukraine, and the Middle East, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks we face.
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
We are party to an exclusive intellectual property license agreement with UCLB (the “UCLB Agreement”), the technology-transfer company of UCL, which is important to our business and under which we have acquired or licensed patent rights related to 17 patent families and other intellectual property related to our business. We expect to enter into additional license agreements in the future. The UCLB Agreement imposes, and we expect that future license agreements will impose, various due diligence, milestone payment, royalty, insurance and other obligations on us. Any uncured, material breach under the UCLB Agreement could result in our loss of rights to practice the patent rights (including those that have been assigned to us from UCLB) and other intellectual property licensed to us, and could compromise our development and commercialization efforts for our products and product candidates.
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. For example, under the UCLB Agreement, our exclusive rights under certain of the patents is subject to specified exclusions. Our right to enforce any patents that may issue from such patent rights similarly excludes enforcing them in such excluded fields, and obligates us to coordinate our enforcement efforts with a third-party licensee, if any, with rights in that excluded field. If a third party-licensee has the right to enforce those patents in their field, it could put a patent that may issue from this family at risk of being invalidated or construed narrowly, in which case we would no longer have the benefit of the patents for our own exclusivity.
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
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangement on acceptable terms, we may be unable to successfully develop and commercialize the affected products or product candidates.

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
We utilize a hybrid model that includes in-house and contracted resources in the United States and Europe, and we have engaged third parties and may engage additional third parties to provide these services. We may enter into agreements with third parties to develop our commercial infrastructure for the sale of AUCATZYL and the commercial launch and continued sale of any product candidates that receive approval, including to potentially retain, train and deploy a direct sales force, but we have limited experience operating or managing a third-party sales force as a company. There can be no assurance that the capabilities of the third parties will be more effective than an internally developed sales organization. If third parties fail to hire, train, and retain qualified sales personnel, market our product successfully or on a cost-effective basis or otherwise terminates our relationship, our ability to generate revenue will be limited and we will need to identify and retain an alternative organization or develop our own sales and marketing capability. This could involve significant delays and costs, including the diversion of our management’s attention from other activities. We may also need to retain additional consultants or external service providers to assist us in sales, marketing and distribution functions, and may be unsuccessful in retaining such services on acceptable financial terms or at all.

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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even though the FDA, MHRA and EU Commission granted marketing approval for AUCATZYL for the treatment of r/r B-ALL, comparable regulatory authorities in other jurisdictions must also approve the manufacturing, marketing and promotion of AUCATZYL/obe-cel in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional manufacturing quality controls, or additional preclinical studies or clinical trials, as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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

Even though we have obtained marketing approval by the FDA, MHRA and EU Commission for AUCATZYL, the terms of approvals and ongoing regulation of AUCATZYL may limit how we manufacture and market AUCATZYL and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.
Even though we have been granted marketing approval by the FDA, MHRA and EU Commission for AUCATZYL, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, pharmacovigilance oversight, storage, advertising, promotion, sampling, and recordkeeping, including the potential requirements to implement a Risk Evaluation and Mitigation Strategy program in the United States or comparable foreign strategies, or similar schemes in other countries, or to conduct costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. We must also comply with requirements concerning advertising and promotion for AUCATZYL/obe-cel and for any of our other product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling.
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

The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that are alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the U.S. federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the U.S. federal Anti-Kickback Statute has been violated;
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
Our products and product candidates are subject to government price controls in certain jurisdictions that may affect our ability to receive adequate coverage and reimbursement for AUCATZYL, which could make it difficult for us to sell AUCATZYL profitably.
There has been heightened governmental scrutiny in the U.K., United States, EU and other jurisdictions of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In the United States, such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions may include, for example, (1) directives to reduce agency workforce: (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
On April 1, 2025, the CMS published Healthcare Common Procedure Coding System application summaries and coding determinations, as well as the Outpatient Prospective Payment System Addendum B payment rates. AUCATZYL was included in these CMS publications, formalizing reimbursement for patients on government programs such as Medicare and Medicaid. The CMS policy splits the therapeutic dose of AUCATZYL into two administrations for coding and billing purposes. Because AUCATZYL is administered in two infusions approximately ten days apart, the CMS policy to bill each infusion separately may delay our and our treatment centers’ ability to recognize revenue from a particular treatment. We are working with our authorized treatment centers on implementing the allocation of costs and nonpayment risk in connection with the CMS policy and are assessing any potential impact on the timing of revenue recognition and the amount of rebates or chargebacks.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our development candidates or additional pricing pressures, or otherwise adversely impact our operations.
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
On January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment ("HTA"), entered into application through a phased implementation. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products by establishing a framework for joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU and requires them to rely on EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. As implementation of the HTA Regulation is phased in and key methodological and procedural guidance continues to evolve, there remains uncertainty regarding the evidence requirements, timing, and impact of joint clinical assessments on national reimbursement processes. The new framework may result in additional or differently structured evidentiary expectations, misalignment between assessment and regulatory timelines, or delays in national decisions. Any adverse or delayed HTA outcomes, or divergent national reimbursement decisions, could negatively affect our ability to obtain or maintain favorable pricing and reimbursement status for any of our products and product candidates, if approved. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for our products and product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the SMC, NICE, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products. There can be no assurance that we will be able to obtain or sustain favorable pricing or reimbursement in the UK under these evolving frameworks, and any such inability could materially and adversely affect our anticipated revenues and growth prospects in that market.
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

In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package - comprised of a new directive and regulation to replace existing legislation – aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions, capped at a maximum of eleven years; reshape the incentives regime for orphan medicinal products, by introducing “breakthrough” orphan medicinal products – those addressing diseases with no available medicinal treatment – which will benefit from 11 years of market exclusivity; and expand the Bolar exemption to permit generic and biosimilar manufacturers to conduct preparatory activities for regulatory submissions, including pricing and reimbursement, and participate in procurement tenders while patent protection remains in force. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.
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
We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States and the U.K., and authorities in the EU, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. Compliance with such regulatory requirements may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, export control laws and economic sanctions may prohibit the provision of certain products and services to countries, governments and persons targeted by sanctions.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It also requires management to perform an annual assessment of the effectiveness of our internal control over financial reporting and disclosure of any material weaknesses in such controls. In connection with the audit of our financial statements for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting in connection with the historic misinterpretation and application of Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, resulting in our U.K. SME tax credits being incorrectly presented in income tax benefit (expense). Refer to Note 3, Restatement of Previously Issued Consolidated Financial Statements, in the Consolidated Financial Statements in Part II, Item 8 of our Annual Report for additional information. We have taken steps to remediate the material weakness by (i) enhancing the training provided to the individuals operating the income taxation controls and related financial reporting controls and (ii) improving the design of our controls related to the use of taxation subject matter experts in the determination of our U.K. SME tax credits balances. This material weakness was remediated at June 30, 2024, but there can be no assurance that we will not identify further control deficiencies in this area.
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
Any failure to remediate the identified material weakness, or to develop or maintain effective controls, or any difficulties encountered in the implementation or improvement of such controls, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, such as the restatement of our previously issued consolidated financial statements described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025.

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
Obe-cel in B-ALL received orphan drug designation from the FDA in November 2019. We may seek orphan drug designation for other indications or product candidates. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care.
Orphan drug exclusive marketing rights may be revoked if the FDA or a comparable regulatory authority later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.
In the EU, an application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of a marketing authorization application. If orphan designation is granted prior to the marketing authorization, alongside applying for marketing authorization, the applicant must submit a report to EMA’s Committee for Orphan Medicinal Products (“COMP”) demonstrating that the criteria for orphan designation are still met; if they are not, orphan status is not maintained. A marketing authorization for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought. An applicant can choose to withdraw their application for orphan designation in the EU at any point before the COMP adopts an opinion. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) the applicant consents to a second original orphan medicinal product application, (ii) the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition. For example, based on feedback from the COMP and the results of the latest COMP assessment, in June 2025, we voluntarily withdrew obe-cel from the EU register of orphan medicinal products. Following a thorough evaluation, we have determined not to proceed with the launch of AUCATZYL in Europe in the near term, in part due to the difficulty of achieving a commercially viable price in the absence of orphan drug designation.

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
Even if our own products are not directly subject to tariffs, the administration of a complex, rapidly changing tariff scheme by limited government personnel at the various U.S. ports of entry may prove challenging, and may create delays in our provision of commercial or clinical supply. If the activities of our current or future suppliers and other partners fall within the scope of any of these tariffs, our costs may increase significantly. These parties may experience supply chain disruptions as a result of increased costs and uncertainty, including risks to their long-term viability, which may impact our ability to meet customer demand or cause reputational harm if we are unable to deliver our products on expected timelines.
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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn or escalation in trade tensions could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in this Annual Report.
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
As of December 31, 2025, our patent portfolio was comprised of 83 patent families, of which 17 patent families originated from UCLB, the technology-transfer company of UCL, and 63 patent families we own and have originated from our own research. Of the 17 live patent families that were originally in-licensed from UCL, 16 have been assigned to us. Because we have acquired or licensed certain of our patents from UCLB and licensed certain other patents from third parties, we must rely on their prior practices with regard to the assignment of such intellectual property. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
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
We filed a resale registration statement on Form S-3 to register the ADSs we sold to BioNTech in 2024. Additionally, we filed two “resale” registration statements on Form F-3 under the Securities Act in 2022, followed by a resale registration statement on Form S-1 under the Securities Act in 2025, to register a total of approximately 33.4 million of our ordinary shares, or securities convertible into our ordinary shares, held by certain of our investors, allowing these shares or ADSs to be sold in the public market. If these shares or ADSs are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ADSs could decline.

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
Based on our analysis of our income, assets, activities and market capitalization, we believe we were not a PFIC for our taxable year ended December 31, 2025. However, the determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering. Even if we determine that we are not a PFIC for a taxable year, there can be no assurance that the Internal Revenue Service (“IRS”), will agree with our conclusion and that the IRS would not successfully challenge our position. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status for our taxable year ended December 31, 2024, or any future taxable year.
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
A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, His Majesty’s Revenue & Customs (“HMRC”), the U.S. IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.
We may be unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefits from favorable U.K. tax legislation.
As a U.K. resident entity, we are subject to U.K. corporate taxation. Due to the nature of our business, we have generated losses since inception. As of December 31, 2025, we had cumulative carryforward tax losses of $953.6 million. Subject to any relevant utilization criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half the ordinary shares of the company and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits.

Research and development, or R&D, expenditure is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government. As a company that carries out extensive R&D activities, we benefit from the U.K. R&D tax credit regime.
With effect from our accounting period commencing January 1, 2025, we no longer qualify as a Small and Medium-sized Enterprise, or SME, and are therefore entitled to make claims solely under the R&D expenditure credit, or RDEC, scheme, under which we may only be able to receive cash payments or other tax relief at a rate of up to 16.2% (and not a higher rate available for “R&D-intensive” companies under the SME R&D tax credit regime). The U.K. R&D tax credit regime’s rules are complex, and if a tax authority were to challenge or seek to disallow our claims (in whole or in part, whether under RDEC or otherwise), for example by asserting that we do not (or the relevant expenditure does not) meet the technical conditions to be granted tax credits (or cash rebates), then a successful challenge or disallowance could have a material impact on our cash-flow and financial performance. In addition, future changes to the U.K. R&D tax credit regime (including changes in HMRC practice in respect of such regime) may mean that we no longer qualify or have a material impact on the extent to which we can make claims (or benefit from them). We may also benefit in the future, when we generate profits subject to U.K. corporate taxation, from the U.K.’s “Patent Box” regime, which allows certain profits attributable to revenues from patented products (and other qualifying income) to be taxed at an effective rate of 10% by giving an additional tax deduction.
We are the exclusive licensee or owner of one patent and several patent applications which, if issued, would cover our product candidates, and accordingly, future upfront fees, milestone fees, product revenues and royalties could be eligible for this reduced tax rate. When taken in combination with the enhanced relief available on R&D expenditures, we expect a long-term rate of corporation tax lower than statutory to apply to us. If, however, there are unexpected adverse changes to the U.K. R&D tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected. This may impact our ongoing requirement for investment and the timeframes within which additional investment is required.
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
We may lose our foreign private issuer status in the future or reporting exemptions for foreign private issuers may be reduced, which could result in significant additional costs and expenses.
As discussed above, we are a foreign private issuer, and therefore, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act. The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to us on June 30, 2026. We would lose our foreign private issuer status if, for example, more than 50% of our ordinary shares are directly or indirectly held by residents of the United States and we fail to meet additional requirements necessary to maintain our foreign private issuer status.
If we lose our foreign private issuer status on this determination date, we would have to comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders would become subject to the short-swing profit disclosure and recovery provisions contained in Section 16 of the Exchange Act. In addition, we would lose our ability to rely upon exemptions from certain corporate governance requirements under the Nasdaq listing rules. As a U.S. listed public company that is not a foreign private issuer, we would incur significant additional legal, accounting and other expenses that we do not currently incur as a foreign private issuer, as well as increased accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange. If we lose our foreign private issuer status and are unable to devote adequate funding and the resources needed to maintain compliance with U.S. securities laws, while continuing our operations, we could be forced to deregister with the SEC. A deregistration would substantially reduce or effectively terminate the trading of our securities in the United States.
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
Under transitional provisions that apply until February 2, 2027, the U.K. City Code on Takeovers and Mergers (the “Takeover Code”), applies to an offer for, among other things, a public company whose registered office is in the U.K. if the company is considered by the Panel on Takeovers and Mergers (the “Takeover Panel”), to have its place of central management and control in the U.K. (or the Channel Islands or the Isle of Man). This is known as the “residency test.” The test for central management and control under the Takeover Code is different from that used by the U.K. tax authorities.
Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the U.K. by looking at various factors, primarily where the directors are resident.
In June 2019, the Takeover Panel Executive confirmed that, based on our current circumstances, we are not subject to the Takeover Code. As a result, our shareholders are not entitled to the benefit of certain takeover offer protections provided under the Takeover Code. We believe that this position is unlikely to change at any time in the near future but, in accordance with good practice, we will review the situation on a regular basis and consult with the Takeover Panel if there is any change in our circumstances which may have a bearing on whether the Takeover Panel would determine our place of central management and control to be in the U.K.. From February 3, 2027, the Takeover Code will not apply to us unless our securities are admitted to trading in the UK, the Channel Islands or the Isle of Man.
You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under the laws of England and Wales, conduct most of our operations outside the United States and most of our directors, and many members of our senior management, reside outside the United States.
We are incorporated and have our registered office in, and are currently existing under the laws of, England and Wales. In addition, most of our tangible assets are located outside of the United States, and most of our directors, and many members of our senior management, reside outside of the United States. As a result, it may not be possible to serve process within the United States on certain directors or us or to enforce judgments obtained in U.S. courts against such directors or us based on civil liability provisions of the securities laws of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce judgments obtained in U.S. courts against them or us, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws.
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

Item 2. Properties
Our corporate headquarters are located at the MediaWorks, 191 Wood Lane, White City, London W12 7FP, United Kingdom, where we lease 32,673 square feet of office and laboratory space. We entered the lease in November 2018 with a rent-free period at the beginning of the lease term until August 2020. In addition, in January 2026, we entered into an amendment to the lease agreement that extended the lease term into November 2035. The amendment provides certain rent-free and reduced rent periods as an incentive, and includes a break window during which the Company may terminate the lease early in exchange for payment of a pre-specified rent penalty.
Since September 2017, the Company has had an arrangement with Cell Therapy Catapult Limited to lease manufacturing suites at the Cell and Gene Therapy Catapult manufacturing center in Stevenage, United Kingdom. In March 2023, the parties mutually agreed: (i) to terminate the lease relating to a leased manufacturing suite (known as Module 7) which originally had a lease term until February 2025, (ii) to extend the lease term of Module 3, one of the remaining manufacturing suites, from June 2023 to August 2024, and (iii) to extend the lease term of Module 4 a third manufacturing suite leased by the Company from September 2023 to August 2024. In addition, during the year ended December 31, 2023, the Company recognized a loss on disposal on leasehold improvements of $3.8 million arising from the lease termination of Module 7 on March 31, 2023. In August 2024, the lease term for Module 3 ended and the Company vacated the suite. In September 2024, the Company extended the lease term for Module 4 from August 2024 to December 2026; the Company currently uses this space for clinical manufacturing activities.
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
In September 2021, we entered into an arrangement for lease with Forge Life Sciences Nominee (“Landlord”), an affiliate of the Reef Group, for the design, construction and lease of a new 70,000 square foot commercial manufacturing facility in Stevenage, U.K.. Under this arrangement, the Landlord leased the facility, which is called “The Nucleus,” to us on agreed terms, upon satisfaction of certain conditions and completion of construction. Since November 2022, the Landlord handed over various portions of the facility to us until its practical completion on July 31, 2023. We were required to pay a pro-rated license fee for each portion of the facility which we had been granted access until the execution of the lease agreement. On September 19, 2023, we entered into a 20 year lease agreement with the Landlord for The Nucleus. On September 10, 2024, we and Landlord completed a variation of the lease for the manufacturing facility, related to additional works at the site. The Landlord will provide funding for certain specified improvements to the facility (the “Works”), which we committed to undertake on a mutually agreed schedule. Funding received for the Works done are deemed lease incentives in accordance with ASC Topic 842, Leases. The main Works will complete in March 2026. The deed of variation does not affect the lease term, which continues to run for 20 years from September 19, 2023. However, the deed of variation provides for enhanced rental payments according to a specified formula, commencing in December 2025. The Nucleus will have a GMP cell manufacturing capacity of approximately 2,000 batches a year. We anticipate that the size and layout of the Nucleus will allow for further increases in this capacity.
In September 2021, we also entered into a lease agreement for 2,762 square feet of laboratory and office space in Gaithersburg, Maryland, with a term until March 2024. In September 2023, we extended the original lease term to March 2027. In November 2025, we decommissioned the laboratory space but continue to use the office space.
We also lease shared office facilities in Weil Am Rhein, Germany, and Basel, Switzerland. The German lease runs through March 2027, and the Swiss lease through October 2027. Each lease will automatically renew if we do not provide notice of termination in accordance with the applicable terms.
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
Stockholders
As of March 26, 2026, we had approximately 31 holders of record of our ordinary shares (including shares in the form of ADSs). The actual number of holders of our ordinary shares is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares or ADSs are held in street name by brokers or held by other nominees. The number of holders of record also does not include shareholders whose shares or ADSs may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our ordinary shares and do not expect to pay dividends on our ordinary shares for the foreseeable future.
Sales of Unregistered Securities
Except as disclosed in our previous filings with the SEC, we did not sell any unregistered securities during the year ended December 31, 2025.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the year ended December 31, 2025.
Stock Performance Graph
Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our ADSs shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.
The following graph compares the cumulative total shareholder return on our ADSs with that of the Nasdaq Biotechnology Index (“NBI”) and Nasdaq 100 Index for the five years ended December 31, 2025. The NBI has been chosen as an appropriate comparator as it comprises similar companies to us in the pharmaceuticals and biotechnology sectors.

Performance of Autolus ADS price ($) as a multiplier of IPO pricing compared to the relative performance of the NASDAQ Biotech Index and NASDAQ 100 Index over the same period
4.0
3.5
3.0
2.5
2.0
1.5
1.0
0.5
-
22-Jun-18
22-Sep-18
22-Dec-18
22-Mar-19
22-Jun-19
22-Sep-19
22-Dec-19
22-Mar-20
22-Jun-20
22-Sep-20
22-Dec-20
22-Mar-21
22-Jun-21
22-Sep-21
22-Dec-21
22-Mar-22
22-Jun-22
22-Sep-22
22-Dec-22
22-Mar-23
22-Jun-23
22-Sep-23
22-Dec-23
22-Mar-24
22-Jun-24
22-Sep-24
22-Dec-24
22-Mar-25
22-Jun-25
22-Sep-25
22-Dec-25
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
We maintain our books and records in pounds sterling, our results are subsequently translated to U.S. dollars and we prepare our consolidated financial statements in accordance with U.S. GAAP. All references in this Annual Report to “$” are to U.S. dollars and all references to “£” are to pounds sterling. Our consolidated balance sheets as of December 31, 2025 and 2024 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3455 and £1.00 to $1.2535, respectively. Our consolidated statements of operations and comprehensive loss and consolidated statements of cash flows for the years ended December 31, 2025 and 2024 have been translated from pounds sterling to U.S. dollars at the rate of £1.00 to $1.3181, £1.00 to $1.2779, respectively. These translations should not be considered representations that any such amounts have been, could have been or could be converted into U.S. dollars at that or any other exchange rate as of that or any other date.
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
Since our inception, we have incurred significant operating losses. For the years ended December 31, 2025 and 2024, we incurred net losses of $287.5 million and $220.7 million, respectively. As of December 31, 2025, we had an accumulated deficit of $1,386.8 million.
Based on our current commercial and development plans, we believe our existing cash and cash equivalents of $104.1 million and available for sale debt securities (“marketable securities”) of $196.6 million at December 31, 2025, will be sufficient to fund our current and planned operating expenses and capital expenditure requirements through at least the next twelve months from the date of this Annual Report. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our revenues and expenses, which we have based on assumptions that may prove to be wrong and could prove to be significantly higher than we currently anticipate, could vary materially and adversely as a result of a number of factors. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

Recent Developments
AUCATZYL launch:
•We reported net product revenue of $74.3 million for the year ended December 31, 2025, driven by sales in the United States.
•Following a successful National Institute for Health and Care Excellence (NICE) evaluation in the United Kingdom, AUCATZYL launched in the United Kingdom in December 2025 and is now available under routine commissioning.
•Data from the Real-World Outcomes Collaborative for CAR T in Adult ALL (“ROCCA”) Consortium database evaluating patient characteristics, toxicity and response after real-world administration of AUCATZYL was presented at the American Society of Hematology (“ASH”) Annual Meeting in December 2025 and the TANDEM meeting in February 2026. Real-world data show improvements in both safety and efficacy compared to the FELIX clinical trial that was the basis for regulatory approvals. The ROCCA Consortium registry covers approximately 60% of U.S. commercial patients at a data cutoff of January 5, 2026.

Obe-cel updates:
Obe-cel data in r/r B-ALL
•Preliminary data from the CATULUS Phase 1 trial of obe-cel in pediatric relapsed or refractory r/r B-ALL patients were presented at the ASH Annual Meeting in December 2025. Obe-cel demonstrated high remission rates in pediatric patients with high-risk r/r B-ALL with overall response rate (ORR) of 95.5%. Low rates of high-grade cytokine release syndrome (“CRS”) and immune effector cell-associated neurotoxicity syndrome (“ICANS”) were observed, consistent with obe-cel’s adult safety profile. The Phase 2 portion of the trial is underway and Autolus expects to have the trial fully enrolled in the first half of 2027.
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
Obe-cel in lupus nephritis (“LN”)
•Data from the ongoing Phase 1 CARLYSLE trial in patients with severe refractory systemic lupus erythematosus were reported at the American College of Rheumatology Convergence 2025 and the ASH Annual Meeting. All patients show deep B-cell depletion after infusion, suggesting an immune reset. No ICANS or high-grade CRS were observed in the nine patients evaluable for safety.
•Data support progressing obe-cel as a treatment for LN and 50 million cells was selected as the recommended Phase 2 dose.
•We have previously aligned with the FDA on a Phase 2 trial design in LN and potential registrational path to approval. The LUMINA trial is now enrolling.
Obe-cel in progressive multiple sclerosis (“MS”)
•We have advanced obe-cel into initial clinical development to explore treatment in progressive MS. The first patient in the Phase 1 BOBCAT trial was dosed in October 2025. The Phase 1 trial, expected to include up to 18 adult patients, will determine the safety, tolerability, and preliminary efficacy of obe-cel in participants with refractory progressive forms of MS. Initial data from the Phase 1 trial are expected to be reported at the end of 2026.
AUTO8 in AL-Amyloidosis
•The first patient was dosed in the Phase 1 ALARIC trial evaluating AUTO8 in light-chain amyloidosis and initial data is expected to be reported at the end of 2026.
Early stage pipeline programs and collaborations:
•Autolus’ translational programs with UCL continue to fuel its early-stage pipeline, providing a cost-efficient path to development to support long-term growth
•In November 2025, Moderna announced that the first patient has been dosed in a Phase 1/2 study of mRNA-2808, an investigational mRNA-based T-cell engager for participants with relapsed or refractory multiple myeloma. mRNA-2808 utilizes Autolus’ proprietary binder that was licensed to Moderna in 2022.

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
Obe-cel Product Revenue Interest
Under the License Agreement, BioNTech has also agreed to financially support the expansion of the clinical development program and planned commercialization of obe-cel. In exchange for our grant of rights to future revenues from the sales of obe-cel products, BioNTech made an upfront payment to us of $40 million. We will pay BioNTech a low single-digit percentage of annual net sales of obe-cel products, including revenues from sales of AUCATZYL, which may be increased up to a mid-single digit percentage in exchange for milestone payments of up to $100 million in the aggregate on achievement of certain regulatory events for specific new indications upon BioNTech's election. During the year ended December 31, 2025, we made quarterly payments of the revenue interest to BioNTech in an aggregate amount of $1.5 million

Manufacturing and Commercial Agreement
Under the terms of the License Agreement, we have granted BioNTech the option to negotiate a joint manufacturing and commercial services agreement pursuant to which we and they may access and leverage each other’s manufacturing and commercial capabilities, in addition to our commercial site network and infrastructure, with respect to certain of each parties’ CAR T products, including BioNTech’s product candidate BNT211 (the “Manufacturing and Commercial Agreement”). The term of this option expired in August 2025, 18 months following execution of the License Agreement.
Securities Purchase Agreement, Registration Rights Agreement and Letter Agreement
Concurrently with the execution of the License Agreement, we and BioNTech entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which we issued and sold 33.3 million ADSs to BioNTech at $6.00 per ADS for aggregate gross proceeds of $200.0 million. We agreed to register those shares as described in the Registration Rights Agreement. Pursuant to the Letter Agreement, BioNTech also has the right to appoint a non-executive director of the Company and to purchase equity securities sold by us in bona fide financing transactions in amounts that are based on BioNTech maintaining specified ownership thresholds following such financing transactions.
Blackstone
Pursuant to the Blackstone Collaboration Agreement, Blackstone agreed to pay the Company up to $150.0 million to support the continued development of obe-cel, as well as next generation product therapies of obe-cel in B-cell malignancies. These payments include (i) an upfront payment of $50.0 million and (ii) up to $100.0 million payable based on the achievement of certain specified clinical, manufacturing and regulatory milestones (each such payment, a “Blackstone Development Payment” and collectively, the “Blackstone Development Payments”)
In November 2021, the upfront payment of $50.0 million was paid by Blackstone upon execution of the Blackstone Collaboration Agreement. In December 2022, two Blackstone Development Payments were paid by Blackstone of $35.0 million each as a result of (i) the joint steering committee’s review of Autolus’ interim analysis of pivotal FELIX Phase 2 clinical trial of obe-cel in relapsed/refractory (“r/r”) adult Acute Lymphoblastic Leukemia (“B-ALL”) and (ii) achievement of a pre-agreed manufacturing milestone as a result of completion of planned activities demonstrating the performance and qualification of the Company’s obe-cel’s manufacturing process. In December 2024, the remaining $30.0 million Blackstone Development Payment was paid to the Company on the approval of AUCATZYL by the FDA. The Company considers the achievement of the specified regulatory milestone as probable when actually achieved (i.e., when the contingency resolves). During the year ended December 31, 2025, we made quarterly payments of the revenue interest to Blackstone in an aggregate amount of $2.8 million.
Financial Operations Overview
Product Revenue, Net
As of December 31, 2025, our product revenue comprised of sales of AUCATZYL in the U.S. We use Cardinal Health 105, LLC (“Cardinal Health”) as an agent to deliver the Company's product, AUCATZYL, to Authorized Treatment Centers (“ATCs”). The ATCs are responsible for the treatment of the patient including administration of the product which occurs in two separate doses. Cardinal Health is obligated to pay us for the product upon the delivery and acceptance of the product at the ATC within standard payment terms. The ATC is obligated to pay Cardinal Health for the product upon receipt and acceptance of the product and is entitled to a credit, in certain circumstances, including when the patient is not administered one or both doses.
On April 1, 2025, the Centers for Medicare and Medicaid Services (“CMS”) included AUCATZYL in their published Healthcare Common Procedure Coding System coding determinations and Hospital Outpatient Prospective Payment System payment rates, formalizing reimbursement for patients on government programs. The CMS policy splits the therapeutic dose of AUCATZYL into two administrations for coding and billing purposes.
We account for product revenues pursuant to the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

We have determined that the patient is the customer pursuant to ASC 606 in the arrangement. We have identified a single performance obligation which is satisfied when the patient has received its final dose of the product. The Company records an accounts receivable on the balance sheet when product sales are invoiced and the final dose of the product has been administered to the patient.
In the quarter ended December 31, 2025, we revised our revenue recognition policy to conclude the patient is the customer in the transaction and that revenue should not be recognized until the administration of the final dose to the patient. We had previously recognized a portion of the transaction price as revenue upon the first dose and the remainder of the transaction price as revenue upon the second dose. Further, we had recorded accounts receivable and deferred revenue upon delivery of the product to the ATC. The impact of our revised revenue recognition policy was not considered material to any previously issued financial statements.
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
Our wholly-owned subsidiary in the United States also participates in programs with government entities, the most significant of which are the covered entities under the 340B Drug Pricing Program (the “340B Program”), the U.S. Department of Defense (the “DoD”), and the US. Department of Veterans Affairs (the “VA”), whereby pricing on products is extended below list price to participating entities. These entities purchase products at the lower program price then charge the Company the difference between their acquisition cost and the lower program price. The price differential is accrued for as part of the gross to net liabilities and will be reflected as a reduction to accounts receivable, net when actual chargeback is processed and applied.
Our wholly-owned subsidiary in the United States further participates in state government Medicaid programs and the DoD's Tricare program. All discounts and rebates provided through these programs are included in the Company's Medicaid and Tricare rebate accrual. The estimated amount of unpaid or unbilled rebates are to be recognized and presented as a liability.
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
License Revenue
We account for our revenue pursuant to the provisions of ASC 606. As of December 31, 2025, we have entered into various license agreements which included non-refundable upfront license fees, options for future commercial licenses, payments based upon achievement of clinical development and regulatory objectives, payments based upon achievement of certain levels of product sales, and royalties on licensed product sales.
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

Cost of Sales
Cost of sales represents production costs including raw materials, employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in commercial manufacturing functions, external manufacturing costs including outsourced professional expenses services, allocated facilities costs, depreciation and other expenses, royalties payable to third-parties and other costs incurred in bringing inventories to their location and condition prior to sale. Cost of sales also includes the cost of all commercial product which is recognized as cost of good sold upon final administration to the patient, any cancelled orders, and product related to the patient access program. Cost of sales may also include costs related to excess or obsolete inventory adjustment charges and amortization expense of intangible assets
Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch raw materials inventory is depleted. Thus, the cost of sales as a percentage of net sales of AUCATZYL for the year ended December 31, 2025 was affected by use of the initial pre-launch raw materials inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. We estimate cost of sales as a percentage of net product revenue and will continue to be positively impacted as we sell products which includes some raw material inventory that was previously expensed prior to the FDA approval.
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
We may never succeed in achieving regulatory approval for any of our product candidates other than AUCATZYL. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the European Medicines Agency (“EMA”), national competent authorities of EU Member States, as applicable, the FDA, the MHRA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. Commercialization of our product candidates will take several years and millions of dollars in development costs.
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

In the accounting period ended December 31, 2025, we will not qualify for relief under the SME program, based on size criteria concerning employee headcount, turnover and gross assets. However, we may make a claim under the merged RDEC regime, as detailed above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, related benefits, travel and share-based compensation expense for personnel in executive, finance, legal and other administrative functions. Selling, general and administrative expenses also include allocated facility-related costs, patent filing and prosecution costs and professional fees for marketing, insurance, legal, consulting, accounting, termination benefits and related charges, audit services, gains and losses on disposal of property and equipment and impairment of operating lease right of use assets and related property and equipment. Included in selling, general and administrative expenses is historical irrecoverable input VAT previously claimed on selling, general and administrative expenses and subsequently reversed.
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
Other Income, Net
Other income, net consists primarily of sublease income and gains or losses arising from the termination of leases.
Foreign Exchange Gains (Losses), Net
Foreign exchange gains (losses), net consist of foreign currency transaction gains and losses arising from transactions denominated in foreign currencies.
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
Income Tax Expense
We are subject to corporate taxation in the United Kingdom, United States, Germany and Switzerland. Due to the nature of our business, we have generated losses since inception. Our income tax (expense) benefit recognized represents the sum of income tax payable or receivable in the United Kingdom and in the United States.

Un-surrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of United Kingdom taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the U.K. of $953.6 million at December 31, 2025 and $545.6 million at December 31, 2024. No deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards. We carry a $3.6 million deferred tax asset balance related to the U.S. entity at December 31, 2025. We have recorded a valuation allowance against the net deferred tax asset where the recoverability due to future taxable profits is unknown. On April 1, 2023 the main rate of the U.K. corporation tax was increased to 25% for companies with profits in excess of £250,000, or the small profits rate of 19% for companies with profits of £50,000 or less (with marginal relief from the main rate available to companies with profits between £50,000 and £250,000).
In the event we generate profits in the future, we may benefit from the U.K. “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%.
Results of Operations
Comparison of Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,		Change (in thousands)	Change (in percentage)
	2025	2024
Product revenue, net	$74,318	$—	$74,318	—%
License revenue	1,070	10,120	(9,050)	(89)%
Total revenue, net	75,388	10,120	65,268	645%
Cost and operating expenses:
Cost of sales	(96,369)	(11,387)	(84,982)	746%
Research and development expenses, net	(117,689)	(138,436)	20,747	(15)%
Selling, general and administrative expenses	(131,874)	(101,723)	(30,151)	30%
Loss from operations	(270,544)	(241,426)	(29,118)	12%
Other income, net	515	220	295	134%
Foreign exchange gains (losses), net	2,163	(989)	3,152	(319)%
Interest income	18,980	32,355	(13,375)	(41)%
Interest expense, net	(36,670)	(9,294)	(27,376)	295%
Total other income (expense), net	(15,012)	22,292	(37,304)	(167)%
Net loss before income tax	(285,556)	(219,134)	(66,422)	30%
Income tax expense	(1,972)	(1,528)	(444)	29%
Net loss	$(287,528)	$(220,662)	$(66,866)	30%
Product Revenue, Net
During the year ended December 31, 2025, we generated product revenue, net amounting to $74.3 million, from the sale of AUCATZYL in the United States. We did not generate any product revenue for the year ended December 31, 2024, as AUCATZYL was approved by the FDA for commercial use on November 8, 2024 and was not launched in the U.S. market until 2025.
License Revenue
License revenue amounting to $1.1 million for the year ended December 31, 2025 related primarily to license revenue recognized pursuant to the License and Option Agreement with Moderna. During the year ended December 31, 2025, we were notified by Moderna of the achievement of a clinical milestone of $1.0 million relating to one of our proprietary binders that was licensed in 2022. License revenue of $10.1 million for the year ended December 31, 2024 primarily related to license revenue recognized pursuant to the License and Option Agreement with BioNTech.
Cost of Sales
Cost of sales increased by $85.0 million to $96.4 million for the year ended December 31, 2025 from $11.4 million for the year ended December 31, 2024 relating to increase in salaries and other employment related costs, including share-based compensation expense, for employees engaged in manufacturing activities related to AUCATZYL, as well as outsourced professional services. It also consisted of direct production costs relating to commercial product manufactured, and allocated facility costs including maintenance, depreciation, utilities and rent. Cost of sales was recognized from November 8, 2024, the date of the FDA approval of AUCATZYL.

Certain manufacturing expenses incurred prior to AUCATZYL receiving the FDA approval were classified as research and development expenses, resulting in zero cost related to inventory. If cost of sales included previously expensed inventories, the total cost of sales with these manufacturing costs included would have increased by approximately $8.7 million for the year ended December 31, 2025.
Research and Development Expenses, Net
The following tables provide additional detail on our R&D expenses (in thousands):

	Year Ended December 31,		Change (in thousands)	Change (in percentage)
	2025	2024
Direct research and development expenses
B cell malignancies (Obe-cel & AUTO1/22)	$38,177	$24,370	$13,807	57%
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	2,592	2,003	589	29%
Total direct research and development expense	40,769	26,373	14,396	55%

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	57,269	74,329	(17,060)	(23)%
Indirect research and development expense*	19,651	37,734	(18,083)	(48)%
Total Research and Development Expenses, Net	$117,689	$138,436	$(20,747)	(15)%
* Indirect research and development expense includes U.K. research and development tax credits
Research and development expenses, net decreased by $20.7 million to $117.7 million for the year ended December 31, 2025 from $138.4 million for the year ended December 31, 2024 primarily due to:
•a decrease of $22.2 million related to our information technology infrastructure, support for information systems, facility costs and depreciation, including the allocation of expense from research and development to cost of sales and inventories related to commercial manufacturing following the FDA approval of AUCATZYL in November 2024; and
•a decrease of $19.3 million in salaries and other employment related costs including share-based compensation expense, which was mainly driven by the reallocation of employees to commercial manufacturing activities included in cost of sales and inventories; offset by
•a decrease of $15.1 million in U.K. R&D tax credits (increase in R&D expense) due primarily to a decrease in qualifying research and development expenditures;
•an increase of $4.4 million in research and development activities including, clinical manufacturing costs, clinical CRO costs and other related activities; and
•an increase of $1.3 million in legal fees and professional consulting fees in relation to our research and development activities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $30.2 million to $131.9 million for the year ended December 31, 2025 from $101.7 million for the year ended December 31, 2024 primarily due to:
•an increase of $20.4 million in salaries, other employment related costs and termination benefits including share-based compensation expenses, which was mainly driven by an increase in the number of employees engaged in general and administrative activities;
•an increase of $6.9 million in information technology infrastructure and support for information systems, facility costs, depreciation and impairment on right of use assets and related property and equipment relating to the conduct of corporate and commercial operations including increase in space utilized for these activities; and
•an increase of $2.9 million in commercial costs, including legal and professional fees due to increased activity in support of U.S. and international market access;.

Foreign Exchange Gains (Losses), Net
Foreign exchange gains (losses), net increased to a gain of $2.2 million for the year ended December 31, 2025 from a loss of $1.0 million for the year ended December 31, 2024. The (loss)/gain arises on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the U.K., including our cash and cash equivalents and liabilities related to future royalties and milestones.
Interest Income
Interest income decreased to $19.0 million for the year ended December 31, 2025, as compared to $32.4 million for the year ended December 31, 2024. The decrease in interest income of $13.4 million primarily relates to lower aggregate balances and yield associated with our cash, cash equivalents and available-for-sale securities during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Interest Expense, Net
Interest expense, net increased to $36.7 million for the year ended December 31, 2025 as compared to $9.3 million for the year ended December 31, 2024. Interest expense, net increased by $27.4 million primarily due to changes in the assumptions used in the valuation of the Collaboration Agreement with Blackstone and the BioNTech License and Option Agreement for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Income Tax Expense
Income tax expense increased to $2.0 million for the year ended December 31, 2025 as compared to $1.5 million for the year ended December 31, 2024. Income tax expenses increased by $0.4 million primarily due to an increase in Autolus Inc.'s taxable income due to the recognition of product revenue, net and related intra-group recharges during the year ended December 31, 2025 compared 2024.
Liquidity and Capital Resources
Since our inception, we have incurred operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we market AUCATZYL and advance our other product candidates through preclinical and clinical development and seek regulatory approval and pursue commercialization of any additional approved products. As a result, we will need significant additional capital to fund our operations until such time as we can generate significant revenue from sales of AUCATZYL or other products.
As of November 8, 2024, we have one product approved for commercial sale in the United States, AUCATZYL, of which the first commercial sale of AUCATZYL in the United States was made during January 2025. We have funded our operations to date primarily with proceeds from government grants, sales of our equity securities including ADSs, through public offerings and pursuant to our at-the-market equity facility, through U.K. research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements, strategic collaboration agreements and sale of our commercial product. From our inception in 2014 through December 31, 2025, we have raised an aggregate of $1.8 billion from these capital sources.
As of December 31, 2025, we had cash and cash equivalents on hand of $104.1 million and available-for-sale debt securities of $196.6 million.
Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(283,568)	$(206,271)
Net cash provided by (used in) investing activities	158,458	(394,552)
Net cash (used in) provided by financing activities	(4,339)	589,554
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,279	(261)
Net decrease in cash, cash equivalents and restricted cash	$(123,170)	$(11,530)

Net Cash Used in Operating Activities
During the year ended December 31, 2025, operating activities used $283.6 million of cash, resulting from our net loss of $287.5 million, and net cash used resulting from changes in our operating assets and liabilities of $52.0 million, partially offset by non-cash charges of $55.9 million. The non-cash charges related to interest expense accrued and cumulative catch-up adjustment of $36.4 million, share-based compensation of $14.4 million, inventory reserves and write-offs of $12.3 million, depreciation and amortization of $9.8 million and an impairment of operating lease right-of-use assets and related property and equipment of $0.3 million, which is offset by amortization of available-for-sale securities of $8.2 million, non-cash operating lease expense of $5.7 million, foreign exchange differences of $3.1 million and deferred income tax movement of $0.3 million. Net cash used in operating activities resulting from changes in our operating assets and liabilities for the year ended December 31, 2025 consisted primarily of an increase in inventories of $40.2 million, an increase in accounts receivable of $24.1 million and an increase in increase in prepaid expenses and other current and non-current assets of $4.6 million, offset by an increase of $14.6 million in operating lease liabilities, an increase in accounts payable of $1.3 million, and an increase in accrued expenses and other liabilities of $1.0 million,
During the year ended December 31, 2024, operating activities used $206.3 million of cash, resulting from our net loss of $220.7 million, and net cash used resulting from changes in our operating assets and liabilities of $23.6 million, partially offset by non-cash charges of $38.0 million. The non-cash charges related to interest expense accrued and cumulative catch-up adjustment of $8.9 million, share-based compensation of $15.5 million, depreciation and amortization of $7.6 million, non-cash operating lease expense of $4.7 million, foreign exchange differences of $1.9 million, impairment of operating lease right-of-use assets and related property and equipment of $0.4 million, loss on disposal of leasehold improvements of $0.2 million, and loss on termination of operating lease of $0.2 million which is partially offset by accretion of available-for-sale securities of $1.2 million and a deferred income tax movement of $0.2 million. Net cash used in operating activities resulting from changes in our operating assets and liabilities for the year ended December 31, 2024 consisted primarily of an increase in accrued expenses and other liabilities of $11.9 million, an increase in accounts payable of $1.6 million, offset by a $32.5 million increase in prepaid expenses and other current and non-current assets, an increase in inventories of $4.2 million, and a decrease in a $0.4 million in operating lease liabilities.
Net Cash Provided By (Used In) Investing Activities
During the year ended December 31, 2025, net cash provided by investing activities was $158.5 million, including proceeds from maturities and redemptions of marketable securities: available-for-sale debt securities of $428.2 million, offset by, purchases of marketable securities: available-for-sale securities of $242.6 million, purchases of property and equipment of $19.0 million, and acquisition of intangible assets of $8.1 million.
During the year ended December 31, 2024, we used $394.5 million of cash in investing activities, including purchases of marketable securities of $359.7 million, purchases of property and equipment of $22.1 million, and acquisition of intangible assets of $12.7 million.
Net Cash (Used In) Provided By Financing Activities
During the year ended December 31, 2025, net cash used in financing activities was $4.3 million related to revenue share payments.
During the year ended December 31, 2024, net cash provided by financing activities was $589.6 million related to net aggregate proceeds raised from the BioNTech Agreements, our underwritten offering of ADSs and a Blackstone Development Payment paid by Blackstone to us upon the FDA approval of AUCATZYL.
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
Based on our current clinical development and commercialization plans, we believe our existing cash and cash equivalents of $104.1 million and available-for-sale debt securities of $196.6 million at December 31, 2025, will enable us to fund our current and planned operating expenses and capital expenditure requirements for at least twelve months from the issuance of this Annual Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
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
Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, reimbursable United Kingdom research and development tax credits and receipts from the RDEC scheme, out-licensing agreements, or strategic collaboration agreements. To the extent that we raise additional capital through the sale of equity, the ownership interest of existing shareholders will be diluted. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, out-licensing agreements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations
Operating Lease, Purchase, and Other Obligations
Operating leases
As of December 31, 2025, we had operating lease obligations of $71.4 million under non-cancellable leases for laboratory and office property in the United Kingdom and the United States. Further details of our operating leases are provided in Note 19 to our consolidated financial statements included in this Annual Report as well as Part I, Item 2 of this Annual Report.
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

As of December 31, 2025, our unconditional purchase obligations for capital expenditures totaled $1.8 million and included signed orders for capital equipment and capital expenditure for construction and related expenditure relating to our properties in the United Kingdom. We expect to incur the full amount of these obligations within one year.
As of December 31, 2025, our unconditional purchase obligations for reagents and disposables totaled $1.7 million, which we expect to incur within one year.
Financing obligations
Blackstone Collaboration Agreement
Pursuant to the Blackstone Collaboration Agreement, entered into on November 6, 2021, Blackstone agreed to pay us up to $150 million to support the continued development of our CD19 CAR T cell investigational therapy product candidate, obecabtagene autoleucel (obe-cel), as well as next generation product therapies of obe-cel in B-cell malignancies. These payments include (i) an upfront payment of $50 million and (ii) up to $100 million payable based on the achievement of certain specified clinical, manufacturing and regulatory milestones (each such payment, a “Blackstone Development Payment” and collectively, the “Blackstone Development Payments”). In exchange for the Blackstone Development Payments, we agreed to make payments to Blackstone (the “Revenue Share Payments”) equal to a mid-single digit royalty, subject to the Aggregate Cap (as defined in the Blackstone Collaboration Agreement) on payments under the Blackstone Collaboration Agreement, based on net sales anywhere in the world of (i) Collaboration Products in B-cell malignancies, (ii) subject to certain conditions set forth in the Blackstone Collaboration Agreement, its CD19 and CD22 CAR T cell investigational therapy product candidate known as AUTO3 in B-cell malignancies, and (iii) certain Collaboration Products to the extent developed or commercialized in indications other than a B-cell malignancy. We are also obligated to make payments, subject to the Aggregate Cap, if certain cumulative net sales levels are achieved.
In November 2021, the upfront payment of $50 million was paid by Blackstone upon execution of the Blackstone Collaboration Agreement. In December 2022, two Blackstone Development Payments were paid by Blackstone of $35 million each as a result of (i) the joint steering committee’s review of Autolus’ interim analysis of pivotal FELIX Phase 2 clinical trial of obe-cel in relapsed/refractory (“r/r”) adult Acute Lymphoblastic Leukemia (“B-ALL”) and (ii) achievement of a pre-agreed manufacturing milestone as a result of completion of planned activities demonstrating the performance and qualification of the Company’s obe-cel’s manufacturing process. In December 2024, the remaining $30 million Blackstone Development Payment was paid to the Company on the approval of AUCATZYL by the FDA. The Company considers the achievement of the specified regulatory milestone as probable when actually achieved (i.e., when the contingency resolves). Further details of the Blackstone Collaboration Agreement are provided in Note 12 to our consolidated financial statements included in this Annual Report.
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
An assessment of the allocation of transaction price using the relative standalone selling price was required for the year ended December 31, 2025 and 2024 for the BioNTech License and Option Agreement, the Research, Option and License Agreement with Cabaletta and Research, Option and License Agreement with an investee of Syncona Portfolio Limited, respectively.
Liabilities related to future royalties and milestones, net and cumulative catch-up adjustments
We accounted for the Blackstone Collaboration Agreement (“Blackstone Collaboration Agreement Liability”) and the BioNTech Obe-cel Product Revenue Interest, (“BioNTech Liability”) as liabilities measured at amortized cost based on an effective interest rate determined at the outset of the arrangement. The Blackstone Collaboration Agreement Liability is measured based on our current estimates of the timing and amount of expected future royalty and milestone payments to be paid and the Blackstone Development Payments expected to be received over the estimated term of the agreement. Similarly, the BioNTech Liability is measured based on our current estimates of the timing and amount of expected future royalty expected to be paid over the estimated term of the agreement. Milestone payments pursuant to the BioNTech License and Option Agreement are payable upon BioNTech's election, and therefore have not been included in the determination of the effective interest rate or in the measurement of the liability.
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
We are subject to state government Medicaid programs and other qualifying federal and state programs in the United States requiring rebates to be paid to participating state and local government entities, depending on the eligibility and circumstances of patients treated with AUCATZYL.
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
Total product revenue deductions for the year ended December 31, 2025 of $7.6 million were related to critical estimates subject to significant estimation uncertainty and judgment, as described above. We recorded $5.0 million within accrued expenses and other current liabilities in the consolidated balance sheet related to these deductions as of December 31, 2025.
We believe our expected values of accruals reported in the consolidated balance sheet are materially appropriate; however, due to the uncertainties and judgments outlined above, it is possible eventual amounts could significantly differ to these estimates.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Annual Report.
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
Interest Rate Risk
Our exposure to interest rate sensitivity is primarily impacted by changes in the underlying U.S. and U.K. bank interest rates. As of December 31, 2025 and 2024, we had cash and cash equivalents of $104.1 million and $227.4 million, respectively. Our surplus cash has been invested in interest-bearing savings, money market funds and available for sale debt securities. An immediate hypothetical one percentage point change in interest rates would have resulted in a $1.0 million increase in interest income on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.
As of December 31, 2025 and 2024, the Blackstone Collaboration Agreement Liability has a fixed effective interest rate and is not subject to any fluctuations due to interest rates. However, the effective interest rate for the BioNTech Liability may be subject to fluctuations due to the discretionary nature of certain contractual payments to us. We have no other debt outstanding that is subject to interest rate variability. The carrying amount of the Blackstone Collaboration Agreement Liability and BioNTech Liability is based on our estimate of the future royalties, milestones to be paid to Blackstone by us and the expected Blackstone Development Payment to be received over the life of the arrangement as discounted using the initial effective interest rate. The excess or deficit of estimated present value of future royalty, milestone payments and the future Blackstone Development Payment received over the carrying amount is recognized as a cumulative catch-up adjustment within interest expense, net using the effective interest rate.
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
As of December 31, 2025, substantially all of our cash and cash equivalents were held by one of our U.K. subsidiaries, of which approximately 36% were denominated in pound sterling and approximately 60% were denominated in U.S. dollars, with immaterial amounts denominated in euros and Swiss francs. The significant remainder of our cash and cash equivalents are held by our U.S. subsidiary and denominated in U.S. dollars.

We maintain our accounting records in pounds sterling, our functional currency, and present our consolidated financial statements in U.S. dollars for financial reporting purposes. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. We recorded a foreign exchange gain of $2.2 million and a foreign exchange loss of $1.0 million for the years ended December 31, 2025 and 2024 respectively in the consolidated statements of operations and comprehensive loss.
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
Credit Risk
We are exposed to credit risk from our operating activities, primarily from cash and cash equivalents and available for sale debt securities. Our cash and cash equivalents and available for sale debt securities are held with multiple counterparties for varying periods according to our expected liquidity requirements. We monitor the credit rating of these counterparties on a regular basis. Our investment policy limits investments to certain types of instruments, such as available for sale debt securities, money market funds, bank term deposits and bank notice accounts and places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2025, based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2025 was effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm.
This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption for “non-accelerated filers.”
Item 9B. Other Information
Insider Trading Arrangements
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Transition of Principal Accounting Officer
The Company's Board of directors previously designated Rob Dolski, the Company’s Chief Financial Officer, as the Company’s Principal Financial Officer and the Company’s Principal Accounting Officer for purposes of the reporting requirements of the Securities Exchange Act of 1934. On November 7, 2025, Mr. Dolski notified the Company of his intention to resign as principal accounting officer of the Company; Mr. Dolski continues to serve as the Company’s Chief Financial Officer and Principal Financial Officer. On November 10, 2025, the Board of Directors of the Company appointed Patrick McIlvenny to serve as the principal accounting officer of the Company, effective November 7, 2025. No additional compensation will be paid to Mr. McIlvenny in connection with the performance of these additional duties. There are no arrangements or understandings between Mr. McIlvenny and any other persons, pursuant to which he was appointed to serve as the Company’s principal accounting officer in addition to his current roles, there are no family relationships between Mr. McIlvenny and any of the Company’s other directors or executive officers and there are no transactions between Mr. McIlvenny and the Company that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth information regarding members of our senior management and our directors, including their ages as of March 27, 2026. There are no family relationships among any of our senior management or our directors.

NAME	AGE	POSITION(S)
Senior Management:
Christian Itin, Ph.D.	61	Chief Executive Officer and Director
Robert Dolski	56	Senior Vice President, Chief Financial Officer
Alex Driggs	50	Senior Vice President, Legal Affairs and General Counsel
Patrick McIlvenny	47	Senior Vice President, Finance and Chief Accounting Officer
Miranda Neville	51	Senior Vice President, Chief Technology Officer
Cintia Piccina	53	Senior Vice President, US Chief Commercial Officer and Country GM
Martin Pulé, MBBS	53	Senior Vice President, Founder, Chief Scientific Officer
Alexander Swan	61	Senior Vice President, Chief Human Resources Officer
Christopher Vann	61	Senior Vice President, Chief Operating Officer
Matthias Will, M.D.	53	Senior Vice President, Chief Development Officer
Christopher Williams, Ph.D.	46	Senior Vice President, Chief Business Development Officer

Non-Executive Directors:
Michael Bonney	67	Chairman of the Board of Directors
Robert Azelby	58	Director
Linda Bain	55	Director
John Berriman	78	Director
Cynthia Butitta	71	Director
Robert Iannone, M.D., M.S.C.E.	59	Director
Elisabeth Leiderman, M.D.	49	Director
Ravi Rao, M.D.	58	Director
Ryan Richardson	46	Director
William Young, Ph.D.	81	Director
Senior Management
Christian Itin, Ph.D. has served as our Chief Executive Officer since March 2016 and as a director since October 2014. He served as Chairman of our board of directors from October 2014 to September 2021. Dr. Itin has also served as a board member for Innate Pharma SA since May 2025. Prior to joining us, Dr. Itin served as chief executive officer and chairman of the board of directors at Cytos Biotechnology Ltd, a biotechnology company, from November 2012 until it merged with Kuros Biosurgery Holding Ltd in January 2016. From January 2016 until June 2018, he served as chairman, and from June 2018 to May 2019 as non-executive director, of Kuros Biosciences Ltd. Prior to that, Dr. Itin served as president, chief executive officer and director of Micromet, Inc., a biopharmaceutical company, from 2006 until it was acquired by Amgen Inc. in 2012. From 1999 until 2006, he served in a number of capacities with Micromet, Inc.’s subsidiary, Micromet AG, including head of IP and licensing, vice president of business and corporate development, chief business officer and ultimately as its chief executive officer. Before joining Micromet, Dr. Itin was a co-founder of Zyomyx, a protein chip company. Dr. Itin also served as a non-executive director of Kymab Ltd., a privately held biopharmaceutical company, from 2012 until its sale to Sanofi in April 2021. Dr. Itin received a Diploma in Biology and a Ph.D. in Cell Biology from the University of Basel, Switzerland. In addition, he also performed post-doctoral research at the Biocenter of University of Basel and at the Stanford University School of Medicine. We believe that Dr. Itin is qualified to serve on our board of directors because of his deep knowledge of our company and his extensive experience serving in executive and non-executive leadership positions at other public and private biotechnology companies.

Rob Dolski joined Autolus as our Chief Financial Officer in August 2023. He previously served as Chief Financial Officer at Checkmate Pharmaceuticals, from January 2021 until its acquisition by Regeneron Pharmaceuticals in May 2022 where he was responsible for investor relations and the Company’s financial strategy and management. Prior to that he served as Vice President, Finance at Akcea Therapeutics, from May 2019 until its acquisition by Ionis Pharmaceuticals in October 2020, where he held similar finance responsibilities and supported the development and commercialization of several rare disease programs. He has also held senior finance positions at Moderna Therapeutics between June 2016 to May 2019, Forum Pharmaceuticals, Inc., and Human Genome Sciences, Inc., prior to its acquisition by GlaxoSmithKline. Mr. Dolski started his career at Amgen, Inc. He holds an MBA from The Wharton School and a BSc in civil engineering and strategic management from the University of Pennsylvania.
Alex Driggs has served as our Senior Vice President, Legal Affairs and General Counsel since January 2024. He joined the Company in August 2018 as Vice President, Legal Affairs and General Counsel. Prior to joining Autolus, Mr. Driggs served in roles of escalating responsibility at Sucampo Pharmaceuticals between May 2015 and February 2018, where as Senior Vice President and General Counsel, he oversaw all legal aspects of Sucampo’s acquisition by Mallinckrodt. Earlier in his career, he served as Associate General Counsel for Micromet prior to its acquisition by Amgen, and following the acquisition, as Senior Counsel in the licensing transactions group at Amgen. Mr. Driggs began his legal career as an associate in the Life Sciences and Technology Transactions groups at Cooley LLP. He holds a J.D. from the New York University School of Law and an A.B. in Philosophy from Harvard University.
Patrick McIlvenny has served as our Senior Vice President, Finance and Chief Accounting Officer since November 2025, having previously served as Senior Vice President, Finance from June 2025 to November 2025. Before joining Autolus, Mr. McIlvenny served as Senior Vice President, Chief Accounting Officer for Horizon Therapeutics plc, until its acquisition by Amgen, and in various finance roles of increasing responsibilities at Ardagh Group S.A and Elan Corporation plc. Prior to joining Elan, Mr. McIlvenny worked with PricewaterhouseCoopers and Deloitte. Mr. McIlvenny is a Fellow of the Institute of Chartered Accountants in England and Wales. He holds a B.A. in Business Studies from Ulster University.
Miranda Neville has served as our Chief Technical Officer since October 2025, having previously served as Chief Project Officer from March 2025 to October 2025, Senior Vice President, Programme and Portfolio Management from July 2023 to March 2025, VP, Head of Programme and Portfolio Management from January 2023 to June 2023, VP, Global Operations & Delivery from October 2021 to January 2023, Executive Director, Global Head of Engineering from October 2020 to October 2021 and Senior Director, Global Engineering from November 2018 to September 2020. Prior to joining Autolus, Ms. Neville was a Partner in the consulting firm AllianceBio, where she spent four years supporting several clinical stage CDMO and commercial biopharmaceutical companies. She started her career at Human Genome Sciences, Inc., where she spent ten years in a variety of roles including manufacturing, engineering & program management, prior to its acquisition by GlaxoSmithKline. Ms. Neville holds a B.S. in Biology from West Virginia University.
Cintia Piccina has served as the U.S. Chief Commercial Officer and Country General Manager since September of 2025, with responsibilities for the US operations and commercialization of AUCATZYL. Prior to joining Autolus, she served as the Chief Commercial Officer at Adaptimmune from February 2022 until June 2023 and from March 2024 until August 2025 where she was responsible for the commercial team, leading commercial development and the design and implementation of the commercialization capabilities for the company, launch readiness for the late stage pipeline, and launch in 2024 of Adaptimmune’s first commercial product in synovial sarcoma, Tecelra, the first engineered cellular therapy product in solid tumors. Before that, she was the Chief Commercial Officer at AlloVir from June 2023 until March 2024 where she led the design and implementation of the commercialization capabilities for the company’s first commercial product, an allogeneic cellular therapy indicated to prevent and treat post-transplant infections, posoleucel. From April 2020 until February 2022, she served as the Head of Commercial at 2Seventy Bio, and as SVP Commercial Oncology and US General Manager, leading the launch of the first cell therapy product in multiple myeloma, Abecma (idecabtagene vicleucel), for bluebird bio. Before that, she spent over 20 years at Novartis, where she held a series of commercial, business franchise leadership, marketing and sales roles across multiple therapeutic areas including oncology. In her last role at Novartis, Ms. Piccina was VP, Global Oncology Cell and Gene Strategy & Program Management Office, for Kymriah (tisagenlecleucel) and the CAR-T pipeline, working with the cross-functional leadership teams for business (marketing, medical affairs, market access), manufacturing, and pipeline. Ms. Piccina graduated in Pharmacy and Biochemistry from University of Sao Paulo, and in Business from Escola Superior de Propaganda e Marketing, Sao Paulo, Brazil.
Martin Pulé, MBBS has served as our Senior Vice President, Founder and Chief Scientific Officer since August 2014. He also served as a member of our board of directors from August 2014 to June 2018. Dr. Pulé has served as a clinical senior lecturer in the Department of Haematology at University College London Cancer Institute since 2010 and as an Honorary Consultant in Haematology at University College London Hospital since 2010. He entered the T cell engineering field in 2001 as a travelling Fulbright Scholar at the Center for Cell and Gene Therapy at Baylor College of Medicine, Houston, Texas. Dr. Pulé holds a Bachelor of Medicine and Bachelor of Surgery (MBBS) from University College Dublin and is a Fellow of the Royal College of Pathologists.

Alexander Swan has served as our Chief Human Resources Officer since January 2023. Mr. Swan joined Autolus in May 2018 as our Vice President, Human Resources and was promoted to Senior Vice President, Human Resources in October 2021. Prior to joining Autolus, he was EMEA Head of Human Resources for Kite where he was responsible for all aspects of HR, ranging from talent management, organization development, policy and procedure development and compensation and benefits. Previously Mr. Swan was involved in a number of start-up companies, including Amryt Pharmaceuticals, Taiho Oncology and Aegerion Pharmaceuticals. In these roles he specialized in start-up strategies and processes for HR, preparing and enabling these companies for success. From 2004 to 2012 Mr. Swan was responsible for developing and leading all HR associated activities for Celgene in EMEA. He has also held a number of positions within local government and NHS, helping strategically with talent acquisition and organization development. Mr. Swan holds a master’s degree in law from the University of Leicester and is also a Fellow of the Chartered Institute of Personnel and Development.
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
Matthias Will, M.D., has served as our Chief Development Officer since September 2024. Previously he served as Chief Medical Officer at the privately held biotech company, Dren Bio, Inc., During his tenure, Dr. Will led the expansion of the clinical team and oversaw the submission of two INDs for candidates to potentially treat hematologic cancers. Prior to that he served as Vice President of Clinical Development for CRISPR Therapeutics where he led the development of that company's allogeneic CAR T programs targeting CD70 in T-cell lymphomas and renal cell carcinoma and the early stage CD70-NK cell program in collaboration with NKarta Inc. Previously, Dr. Will was in charge of clinical development at CytomX Therapeutics Inc. and held roles of increasing responsibility in clinical development at Gilead Sciences, Inc. and Novartis Oncology. Earlier in his career he served with McKinsey & Company, where he strategically advised clients in the pharmaceutical industry. Dr. Will received his Medical Degree from the Hannover Medical School and his training in hematology/oncology at the University of Tȕbingen, Germany.
Christopher Williams, Ph.D. has served as our Chief Business Officer since February 2024. Prior to this role, he served as Senior Vice President, Corporate Development from October 2021 until February 2024, and as Vice President, Global Head of Business Development from December 2018 until October 2021. Dr. Williams was part of the team that founded Autolus in 2014 and he initially served as a non-executive director of Autolus Limited, our predecessor entity. In 2016, he transitioned into the Company to establish our business development function as Director, Business Development. Previously he worked at UCL Business where he led the establishment of strategic collaborations, licensing deals, new companies, and financing transactions across a portfolio of cell and gene therapies in oncology and rare diseases. Prior to that he served as non-executive director of Orchard Therapeutics Limited, another company he founded during his tenure at UCL Business, and has worked in business development roles at Thiologics, Canbex and Eli Lilly. He has also worked in research roles at GSK, Inpharmatica and Imperial College London. Dr Williams holds a PhD in Biochemistry from Imperial College London and a B.Sc. in Genetics from Cardiff University.
Non-Executive Directors
Michael Bonney has served as a member of our board of directors since April 2024. He has also served as chair of the board for Santa Ana bio since September 2025. He served as a director of Alnylam Pharmaceuticals, Inc. between December 2014 and December 2025; he previously served as chair of Alnylam from December 2015 to August 2021 and as its executive chair from August 2021 to January 2023. Mr. Bonney previously served as the Chair of the board of directors of Kaleido Biosciences, Inc., a biotechnology company, from June 2017 until August 2021. Between August 2018 and October 2020, he served as Kaleido’s Executive Chair and served as Kaleido’s Chief Executive Officer from June 2017 until August 2018. Mr. Bonney was a Partner at Third Rock Ventures, a healthcare venture firm, from January to July 2016. Mr. Bonney previously served as the Chief Executive Officer and a member of the board of directors of Cubist Pharmaceuticals, Inc., a biopharmaceutical company (now a wholly owned subsidiary of Merck & Co., Inc.), from June 2003 until his retirement in December 2014. From January 2002 to June 2003, he served as Cubist’s President and Chief Operating Officer. Mr. Bonney previously served as the Chair of the board of directors of Magenta Therapeutics, Inc. and as a director of Bristol-Myers Squibb Company, Celgene Corpoartion (which was acquired by Bristol-Myers Squibb), Syros Pharmacetuicals, Inc. and Sarepta Therapeutics, Inc. Mr. Bonney holds a B.A. in economics from Bates College. We believe that Mr. Bonney is qualified to serve on our board of directors because of his experience serving in leadership positions at a wide variety of biotechnology companies.

Robert Azelby has served as a director since January 2024. Mr. Azelby served as President and Chief Executive Officer of Eliem Therapeutics, Inc., a biopharmaceutical company, from October 2020 to February 2023. Prior to Eliem, he served as the Chief Executive Officer of Alder BioPharmaceuticals, Inc. from June 2018 until its acquisition by H. Lundbeck A/S in October 2019. Mr. Azelby previously served as Executive Vice President, Chief Commercial Officer of Juno Therapeutics, Inc. from 2015 through its acquisition by Celgene in March 2018. Earlier, during a 15-year tenure at Amgen, Mr. Azelby served in commercial roles including Vice President and General Manager of Amgen Oncology, Vice President of Oncology Sales, Vice President of the Commercial Effectiveness Unit and General Manager of Amgen Netherlands. He currently serves as a non-executive director of ADC Therapeutics SA since June 2023, of Cardinal Health since March 2024, and of Terns Pharmaceuticals since February 2025. Mr. Azelby previously served on the Board of Directors of Chinook Therapeutics Inc. between April and August 2023, Clovis Oncology Inc. from October 2018 until July 2023, Eliem Therapeutics Inc. from October 2020 until February 2023, Alder BioPharmaceuticals Inc. from June 2018 until November 2019, and Immunomedics, Inc. from February 2020 to October 2020. He holds a B.A. in Economics and Religious Studies from the University of Virginia and an MBA from Harvard Business School. We believe that Mr. Azelby is qualified to serve on our board of directors because of his broad experience in our industry, his commercial and management background and his track record of effective leadership.
Linda Bain has served on our board of directors since June 2018. Since April 2025, she has served as a Venture Partner for Atlas Venture. From May 2023 to April 2025, she served as the Chief Operating Officer and Chief Financial Officer of Mariana Oncology, a Novartis Company as of May 2024. She has also served as a non-executive director of Arvinas, Inc. since June 2020, Hemab Therapeutics since January 2022, and VBI Vaccines, Inc. between July 2021 and September 2022. Prior to joining Mariana Oncology, Ms. Bain served as the chief financial officer of Codiak BioSciences, Inc. between December 2015 and April 2023 and chief financial officer and treasurer of Avalanche Biotechnologies, Inc. from April 2014 until November 2015. Previously, Ms. Bain served at bluebird bio, Inc., a gene therapy biotechnology company, as vice president of finance and business operations from October 2011 to March 2014, and chief accounting officer and treasurer from June 2013 to March 2014. From September 2008 to September 2011, Ms. Bain served as vice president of finance at Genzyme Corporation. From September 2007 to September 2008, she served as vice president at Fidelity Investments, and from May 2000 to September 2007, she held a number of positions at AstraZeneca plc. She received her B.S. in Accounting and Business Administration and an Honors Degree in Accounting and Business Administration from the University of the Free State in South Africa. Ms. Bain is a certified public accountant. We believe that Ms. Bain is qualified to serve on our board of directors because of her extensive experience in our industry, her background in accounting and finance and her leadership skills.
John Berriman has served on our board of directors since August 2014. He has served as chairman of the board of directors of Autifony Therapeutics Ltd since 2011. He previously served as chairman of the board of directors of Depixus SAS between December 2015 and August 2024 and Confo Therapeutics NV between December 2016 and August 2023. Prior to this, from 1997 to 2004, he was a director of Abingworth Management, an international healthcare venture capital firm, where he was involved in founding, financing and serving as a director of several biotechnology companies in Europe and the United States, many of which obtained listings on public stock exchanges. Prior to that, Mr. Berriman spent 14 years with Celltech Group plc and was a member of its board when it listed on the London Stock Exchange in 1994. He holds a Master’s degree in Chemical Engineering from the University of Cambridge and an M.B.A. from the London Business School. We believe that Mr. Berriman is qualified to serve on our board of directors because of his extensive experience in our industry, including his strategic management and operational experience, his experience serving on public company boards and his experience with public offerings, private investments and mergers.
Cynthia Butitta has served on our board of directors since March 2018. Ms. Butitta served as the executive vice president and Chief Financial Officer of Kite Pharma Inc., a biopharmaceutical company, from January 2014 to May 2016 and as its chief operating officer from March 2014 to September 2017. From May 2011 to December 2012, she served as senior vice president and Chief Financial Officer at NextWave Pharmaceuticals, Inc., a specialty pharmaceutical company. Prior to that, Ms. Butitta served as Chief Operating Officer of Telik, Inc., a biopharmaceutical company, from March 2001 to December 2010 and as its chief financial officer from August 1998 to December 2010. Ms. Butitta also served as principal accounting officer of Telik, Inc. until December 2010. She has served as a member of the board of directors of UroGen Pharma Ltd. since October 2017, Olema Pharmaceuticals Inc. since August 2020 and Century Therapeutics from February 2021 until August 2025. Ms. Butitta holds a B.S. with honors in Business and Accounting from Edgewood College in Madison, Wisconsin and an M.B.A. in Finance from the University of Wisconsin, Madison. We believe that Ms. Butitta is qualified to serve on our board of directors because of her extensive financial and operational experience within the biotechnology and high-technology industries, as well as her leadership skills.

Robert Iannone, M.D., M.S.C.E., was appointed to our Board of Directors in June 2023. Since May 2019, he has served as the Executive Vice President, Global Head of Research and Development at Jazz Pharmaceuticals plc, and as their Chief Medical Officer from December 2019 until October 2021. From April 2018 until May 2019, Dr. Iannone served as Head of Research and Development and Chief Medical Officer of Immunomedics, Inc., a biopharmaceutical company. Prior to that, from July 2014 to April 2018, Dr. Iannone served in the roles of Senior Vice President and Head of Immuno-oncology, Global Medicines Development and the Global Products Vice President at AstraZeneca plc, a global science-led biopharmaceutical company. From 2004 to 2014, Dr. Iannone served in management roles at Merck Co., Inc., a global biopharmaceutical company, culminating in his role as Executive Director and Section Head of Oncology Clinical Development. From 2001 to 2004, he served as Assistant Professor of Pediatrics and from 2004 to 2012 as Adjunct Assistant Professor of Pediatrics at the University of Pennsylvania School of Medicine. Dr. Iannone has served on the board of directors of iTeos Therapeutics, Inc., a clinical-stage biopharmaceutical company, since May 2021, and on the Cancer Steering Committee of the Foundation for the National Institutes of Health since 2011. He also served as a director of Jounce Therapeutics, Inc., a clinical-stage immunotherapy company, between January 2020 and its acquisition by Concentra Biosciences in May 2023. Dr. Iannone received a B.S. from The Catholic University of America, an M.D. from Yale University and an M.S.C.E. from University of Pennsylvania and completed his residency in Pediatrics and fellowship in Pediatric Hematology-Oncology at Johns Hopkins University.We believe that Dr. Iannone is qualified to serve on our board of directors because of his extensive experience as a pharmaceutical company executive and in the clinical development and regulation of pharmaceuticals.
Elisabeth Leiderman, M.D, has served on our board of directors since December 2023. She has served as Chief Financial & Corporate Development Officer for Dewpoint Therapeutics, a clinical-stage biotechnology company applying condensate biology to the discovery and development of novel therapeutics, from June 2024 to September 2025. Before joining Dewpoint, she served as Chief Financial Officer and Chief Business Officer at Atsena Therapeutics, a clinical-stage ophthalmology gene therapy company, from November 2022 to November 2023. Before joining Atsena, from September 2020 to October 2022, Dr. Leiderman was Chief Financial Officer and Head of Corporate Development at Decibel Therapeutics, a gene therapy company focused on hearing and balance disorders. From January 2020 to August 2020, Dr. Leiderman served as Chief Business Officer for Complexa, Inc. Prior to Complexa, Dr. Leiderman was Senior Vice President, Head of Corporate Development at Fortress Biotech from November 2016 to November 2019. Earlier in her career, from 2007 to 2016, Dr. Leiderman developed her transaction and capital markets expertise in the healthcare investment banking groups at Nomura, Credit Suisse, Jefferies and UBS. Dr. Leiderman began her career in medical affairs at AstraZeneca, where she analyzed product and industry trends related to the central nervous system. Dr. Leiderman earned an M.D. from the Sackler School of Medicine at Tel Aviv University, an M.B.A. from The Wharton School at the University of Pennsylvania and a B.A. from The University of Pennsylvania. We believe that Dr. Leiderman is qualified to serve on our board of directors because of her extensive experience as a pharmaceutical company executive, her financial and operational expertise, and her leadership skills.
Ravi Rao, M.D,. joined our Board in April 2024. He currently serves as Chief Medical Officer of Sitryx Therapeutics, having joined the company in April 2022. He was previously Chief Medical Officer at Oxford Biomedica, between April 2022 and November 2023, and Head of Research and Development and Chief Medical Officer at Swedish Orphan Biovitrum, where he led the development of several medicines in rare diseases across immunology and hematology, between September 2020 and February 2022. Before that, he worked at Roche Genentech and GlaxoSmithKline. Dr. Rao serves as a Board Member for DBV Technologies SA. Dr. Rao is an accredited rheumatologist and was an academic physician-scientist at Imperial College (London). He is a Member of the Royal College of Physicians, London and an Honorary Member of the Faculty of Pharmaceutical Medicine. He received his MB. BChir from Cambridge University and his Ph.D. in vascular biology from Imperial College, completing a postdoctoral fellowship at Harvard Medical School. We believe that Dr. Rao is qualified to serve on our board of directors because of his experience leading the development of drug pipelines at several biopharmaceutical companies.
Ryan Richardson has served on our board of directors since December 2025. He previously served as Chief Strategy Officer and member of the Management Board of BioNTech from September 2018 to September 2025. In addition to leading BioNTech’s Corporate Development and Strategy, Capital Markets, and Investor Relations functions, Mr. Richardson played a central role in BioNTech’s global expansion and transition to a commercial stage company, including its initial public offering, subsequent private placement and follow-on equity financings, and multiple strategic BD and M&A transactions. He served as Chairman of the Board of Directors of Instadeep Ltd., a leading global technology company active in the field of AI and machine learning, following BioNTech’s acquisition of Instadeep in 2023. Prior to BioNTech, Mr. Richardson was an Executive Director in J.P. Morgan’s Global Healthcare Investment Banking team in London, where he worked on a wide range of strategic transactions from 2011 to 2018. Earlier in his career, Mr. Richardson served as a life sciences management consultant and health economist. He was the recipient of the 2004 Robert. R. Bosch Fellowship and a recipient of the 2018 Eisenhower Zhi-Xing Fellow in China. Mr. Richardson holds an International M.B.A. from the University of Chicago Booth School of Business, an M.Sc. from the London School of Economics, and a B.S. from the University of Kansas. We believe that Mr. Richardson is qualified to serve on our board of directors because of his experience leading corporate development and strategy efforts at other well-established life sciences and technology companies.

William D. Young, Ph.D. has served on our board of directors since November 2021 and was appointed to our board of directors as Blackstone’s designee pursuant to the terms of the collaboration and financing agreement we entered into with Blackstone in November 2021. He is a Senior Advisor to the Blackstone Life Sciences group since November 2018, following Blackstone’s acquisition of Clarus Ventures. Dr. Young became a Venture Partner with Clarus in 2010 after serving as Chief Executive Officer of Monogram Biosciences, a leader in personalized medicine, from 1999 through to the sale of the company to LabCorp in 2009. Prior to Monogram he was at Genentech since 1980 in positions of increasing responsibility, including COO, responsible for all of the biotechnology company's development, operations and commercial functions. Prior to Genentech, Dr. Young was at Eli Lilly and Company for fourteen years. Dr. Young has served as a non-executive director of Praxis Precision Medicine since December 2016, of SFJ Pharma since July 2014 and of Satellite Bio since July 2022. He also served as Chairman of the Board of Directors of Nanostring Technologies from January 2010 until April 2024, as a non-executive director of Theravance Biopharma between October 2013 and April 2014, and as Theravance Biopharma's lead independent director between April 2014 and May 2023. Previously he was Chairman of the Board of Biogen Inc. and served on the Board of Directors of BioMarin Pharmaceutical and Vertex Pharmaceuticals. Dr. Young received his B.A. in chemical engineering from Purdue University, his MBA from Indiana University and an honorary doctorate in engineering from Purdue University. In 1993 he was elected to the National Academy of Engineering for his leadership in research, development and manufacturing of recombinant proteins using recombinant DNA technology. He is the founder of the Young Institute for the Advanced Manufacturing of Pharmaceuticals at Purdue University and a member of the Institute’s Advisory Counsel. We believe that Dr. Young is qualified to serve on our board of directors because of his extensive experience in the life sciences industry.
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
Insider Trading Policy
Our board of directors has adopted an Insider Trading Policy that governs all transactions involving our securities by directors, officers, employees, consultants, and contractors and is reasonably designed to promote compliance with any insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our current Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.
Composition of Our Board of Directors
Our board of directors presently has ten members. As a foreign private issuer, under the listing requirements and rules of Nasdaq, we are not required to have independent directors on our board of directors, except that our audit committee is required to consist fully of independent directors, subject to certain phase-in schedules. However, our board of directors has determined that Drs. Iannone, Leiderman, Rao and Young, Mses. Butitta and Bain and Messrs. Azelby, Berriman, Bonney and Richardson representing nine of our ten directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of director and that each of these directors is “independent” as that term is defined under Nasdaq rules.
In connection with the BioNTech License Agreement, BioNTech received the right to nominate a director to the Company’s board of directors. If BioNTech acquires beneficial ownership of at least 30% of the issued and outstanding Ordinary Shares of the Company within five years of February 6, 2024, BioNTech will have the right to designate an additional director who shall be independent. BioNTech’s director nomination rights shall automatically terminate upon BioNTech’s ownership of Ordinary Shares dropping below certain specified percentages.
In accordance with our Articles of Association, our board of directors are divided into three classes with staggered three-year terms. At each annual general meeting of shareholders, the directors whose terms expire will retire and are eligible for re-appointment by ordinary resolution at such annual general meeting. At each annual general meeting, the successors to directors whose terms then expire or the directors who have been re-appointed will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:
•Class I, which consists of Ravi Rao, Robert Iannone and Ryan Richardson, whose terms will expire at our 2028 annual general meeting;
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
Audit Committee
The audit committee is composed of Ms. Bain (chair), Mr. Azelby, Ms. Butitta, and Dr. Leiderman, and assists the board of directors in overseeing our accounting and financial reporting processes. The audit committee consists exclusively of members of our board who are financially literate, and our board of directors has determined that Ms. Bain is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. Our board of directors has determined that each member of the audit committee is an independent director under Nasdaq listing rules and under Rule 10A-3 under the Exchange Act. Our audit committee meets at least four times per year and oversees and reviews our internal controls, accounting policies and financial reporting, and provides a forum through which our independent registered public accounting firm reports. Our audit committee meets regularly with our independent registered public accounting firm without management present.
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
Compensation Committee
The compensation committee is composed of Mr. Berriman (chair), Ms. Butitta and Mr. Bonney. Under the SEC and Nasdaq rules, there are heightened independence standards for members of the compensation committee, including a prohibition against the receipt of any compensation from us other than standard board member fees. Although foreign private issuers are not required to meet this heightened standard, all of our compensation committee members meet this heightened standard.
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
Nominating and Corporate Governance Committee
The nominating and corporate governance committee is composed of Mr. Young (chair), Mr. Azelby and Ms. Bain.
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

Research and Development Committee
The research and development committee is composed of Drs. Iannone (chair), Itin, Rao and Young.
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
•Regulation FD;
•liability under Section 16(b) of the Exchange Act for insiders who profit from trades in a short period of time;
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
The following discussion provides the amount of compensation paid, and benefits in-kind granted, by us and our subsidiaries to our directors, members of our senior management and non-employee directors for services in all capacities to us and our subsidiaries for the year ended December 31, 2025, as well as the amount contributed by us or our subsidiaries into money purchase plans for the year ended December 31, 2025 to provide pension, retirement or similar benefits to, our directors, members of our senior management and non-employee directors.

Director Compensation
For the year ended December 31, 2025, the table below sets forth the compensation paid to our directors. In the case of Dr. Itin, our Chief Executive Officer, the table below sets forth the compensation paid to him for services as a member of our senior management. He does not receive any compensation for serving as an executive director. All such amounts are established and paid in pounds sterling.

Name	Salary/Fees	Annual Bonus	Pension Benefit	All Other Compensation	Total
Christian Itin, Ph.D. Executive Director	£500,000	£367,500	£—	£1,134,476	£2,001,976
Michael Bonney* Chairman of the Board	£59,951	£—	£—	£216,435	£276,386
Joseph Anderson, Ph.D.** Non-Executive Director	£21,364	£—	£—	£24,185	£45,549
Robert Azelby Non-Executive Director	£44,083	£—	£—	£176,685	£220,768
Linda Bain Non-Executive Director	£51,417	£—	£—	£102,808	£154,225
John Berriman Non-Executive Director	£44,417	£—	£—	£102,808	£147,225
Cynthia Butitta Non-Executive Director	£45,917	£—	£—	£102,808	£148,725
Robert Iannone, M.D., M.S.C.E Non-Executive Director	£44,750	£—	£—	£102,808	£147,558
Elisabeth Leiderman, M.D. Non-Executive Director	£40,083	£—	£—	£159,585	£199,668
Martin Murphy, Ph.D.*** Non-Executive Director	£30,561	£—	£—	£24,185	£54,746
Ravi Rao, M.D. Non-Executive Director	£38,750	£—	£—	£178,559	£217,309
Ryan Richardson**** Non-Executive Director	£3,034	£—	£—	£6,945	£9,979
William Young, Ph.D. Non-Executive Director	£46,750	£—	£—	£102,808	£149,558
* Mr. Bonney was appointed as a member of the Compensation committee effective July 9, 2025.
**    Dr. Anderson resigned from the board of directors effective June 26, 2025, prior to the Company's Annual General Meeting of shareholders, having previously notified the Company of his intention not to stand for re-election.

***    Dr. Murphy resigned from the board of directors effective June 26, 2025, prior to the Company's Annual General Meeting of shareholders, having previously notified the Company of his intention not to stand for re-election.

**** Mr. Richardson joined the board of directors effective December 1, 2025. His fees for December 2025 have been accrued but not yet paid.
Non-Executive Letters of Appointment
Non-executive directors are engaged on letters of appointment that set out their duties and responsibilities. The non-executive directors do not receive benefits upon termination or resignation from their respective positions as directors.
Non-Executive Director Compensation Policy
Under our non-executive director compensation policy, we pay each of our non-executive directors a cash retainer for service on our board of directors and committees of our board of directors. Our chair or lead independent director, as applicable, also receives an additional cash retainer. These retainers are payable in arrears in twelve equal monthly installments at the end of each calendar month, provided that the amount of such payment will be prorated for any portion of such month that the director is not serving on our board. Non-executive directors residing outside the U.K. will be paid the applicable amounts converted from pounds sterling into a currency of their request at the time of payment. We will also reimburse our directors for their reasonable out-of-pocket expenses in connection with attending board and committee meetings.

In March 2025, following market research and advice from its compensation consultant, our board of directors amended our non-executive director compensation policy to set the retainer fees for our non-executive directors to be:

Annual Cash Retainer (£)
Annual retainer for board of director chair	58,000
Annual retainer for board of director member	33,000
Additional retainer for audit committee chair	15,000
Additional retainer for audit committee member	7,500
Additional retainer for compensation committee chair	12,000
Additional retainer for compensation committee member	6,000
Additional retainer for nominating and governance committee chair	8,000
Additional retainer for nominating and governance committee member	4,000
Additional retainer for research and development committee chair	12,000
Additional retainer for research and development committee member	6,000
In January 2026, based on further benchmarking analyses conducted by its compensation consultant, our board of directors amended our non-executive director compensation policy to increase the annual retainer for the chair to £65,000 and the annual retainer for other directors to £35,000. These changes are effective as of February 1, 2026, together with the equity compensation changes described below.
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
Initial Award
Effective February 1, 2026, each new non-executive director elected to our board of directors is granted an initial, one-time equity award on the date of such director’s initial election or appointment to the board of directors of (i) options to purchase 47,500 of our ADSs , which will vest in equal monthly installments through the third anniversary of the grant date, and (ii) restricted share units representing 31,667 of our ADSs, which will vest in equal installments through the third anniversary of the grant date. In addition, a non-executive director who is initially appointed to serve as chair of the board receives an option to purchase 40,000 of our ADSs on the date of such appointment to chair, which will vest in equal monthly installments through the third anniversary of the grant date. Similarly, a non-executive director who, in connection with their initial appointment to the board, is designated to serve as chair of a committee of the board shall receive an option to purchase 25,000 of our ADSs on the date of such appointment, which will vest in equal monthly installments through the third anniversary of the grant date.
Annual Awards
On the date of each of our annual meeting of shareholders, each non-executive director that continues to serve will be granted (i) an option to purchase 47,500 of our ADSs or ordinary shares, which will vest in equal monthly installments through the first anniversary of the grant date, and (ii) restricted share units representing 31,667 of our ADSs, which will vest in a single installment on the first anniversary of the grant date.

Senior Management Compensation
The compensation for each member of our executive management comprises the following elements: base salary, annual bonus, personal benefits, pension or 401(k) plan and long-term incentives. For the year ended December 31, 2025, the aggregate compensation accrued or paid to the members of our senior management for services, whether or not a director, in all capacities was $16.5 million.
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
For the year ended December 31, 2025 the compensation committee of our board of directors determined that our corporate goals were achieved at a level of 105%. Pursuant to the terms of the Management Incentive Compensation Plan, our Chief Executive Officer and executive director will receive an incentive award of £367,500, based on his target bonus percentage of 74%, an overall goal achievement level of 105%, and his base salary of £500,000.
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
Outstanding Equity Awards, Grants and Option Exercise
The following table summarizes the equity awards that we granted to members of our board of directors and senior management pursuant to the terms of the 2018 Plan or 2025 Inducement Plan during the year ended December 31, 2025.

Name	Ordinary Shares Underlying Option	Exercise Price	Grant Date	Expiration Date
Senior Management

Christian Itin, Ph.D.	1,500,000	$1.89	3/14/2025	3/14/2035

Robert Dolski	300,000	$1.89	3/14/2025	3/14/2035

David Brochu*	300,000	$1.89	3/14/2025	3/14/2035

Alex Driggs	110,000	$1.89	3/14/2025	3/14/2035

Patrick McIlvenny**	150,000	$1.49	10/8/2025	10/8/2035

Miranda Neville	250,000	$1.73	3/1/2025	3/1/2035
	325,000	$1.89	3/14/2025	3/14/2035
	100,000	$1.49	10/8/2025	10/8/2035

Cintia Piccina***	500,000	$1.49	10/8/2025	10/8/2035

Martin Pule, MBBS	300,000	$1.89	3/14/2025	3/14/2035

Alexander Swan	200,000	$2.03	2/18/2025	2/18/2035
	200,000	$1.89	3/14/2025	3/14/2035

Christopher Vann	500,000	$1.89	3/14/2025	3/14/2035

Christopher Williams, Ph.D.	275,000	$1.89	3/14/2025	3/14/2035

Matthias Will, M.D.	250,000	$1.89	3/14/2025	3/14/2035

Non-Executive Directors
Michael Bonney	80,000	$2.32	6/26/2025	6/26/2035

Robert Azelby	80,000	$2.32	6/26/2025	6/26/2035

Linda Bain	80,000	$2.32	6/26/2025	6/26/2035

John Berriman	80,000	$2.32	6/26/2025	6/26/2035

Cynthia Butitta	80,000	$2.32	6/26/2025	6/26/2035

Robert Iannone, M.D., M.S.C.E.	80,000	$2.32	6/26/2025	6/26/2035

Elisabeth Leiderman, M.D.	80,000	$2.32	6/26/2025	6/26/2035

Ravi Rao, M.D.	80,000	$2.32	6/26/2025	6/26/2035

Ryan Richardson****	80,000	$1.41	12/1/2025	12/1/2035

William Young, Ph.D.	80,000	$2.32	6/26/2025	6/26/2035

* Mr. Brochu stepped down as Chief Technical Officer effective November 12, 2025. He will continue as a strategic advisor to the Company.
** Mr. McIIvenny joined the senior management team effective November 7, 2025.
*** Ms. Piccina joined the senior management team effective September 1, 2025.
**** Mr. Richardson joined the board of directors effective December 1, 2025.

Name	Ordinary Shares Underlying Restricted Stock Unit	Fair Value at Grant Date	Total Fair Value	Grant Date
Senior Management

Cintia Piccina*	80,000	$1.50	120,000	9/1/2025

* Ms. Piccina joined the senior management team effective September 1, 2025.
As of December 31, 2025, members of our board of directors and senior management held vested share options to purchase an aggregate of 9,380,699 ordinary shares. No share options were exercised by any members of our board of directors and senior management during the year ended December 31, 2025.
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
Shares Available for Awards
The maximum number of ordinary shares that may be issued under our 2018 Plan was initially 3,281,622 shares, which consisted of 3,025,548 ordinary shares under the 2018 Plan at the time of its adoption and 256,074 ordinary shares that remained available for future grants under the 2017 Plan at the time of its termination. Additionally, the number of ordinary shares reserved for issuance under the 2018 Plan will automatically increase on October 1st of each year, for a period of not more than ten years, commencing on October 1, 2018 and ending on (and including) October 1, 2027, by an amount equal to the lesser of (i) 4% of the total number of ordinary shares outstanding on September 30 of the same calendar year or (ii) such fewer number of ordinary shares as the board of directors may designate prior to the applicable October 1st date. As of December 31, 2025, 43,588,669 ordinary shares may be issued under the 2018 Plan, of which 13,103,045 ordinary shares were available for future grant as of that date.
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
2025 Inducement Plan
The Company's 2025 Inducement Plan (the “2025 Inducement Plan”) became effective on March 27, 2025 and provides for issuance of inducement equity awards to individuals who were not previously employees or directors (or following a bona fide period of non-employment) as a material inducement to their entering into employment with the Company or its affiliates, pursuant to Nasdaq Listing Rule 5635(c)(4). As of December 31, 2025, awards granted under the 2025 Inducement Plan may not exceed 3,000,000 ADSs, representing an equal number of ordinary shares. Equity awards granted under the 2025 Inducement Plan generally vest in the same manner as other Company awards, with 25% of the awards vesting one year after the vesting commencement date and the remainder of the awards vesting in equal monthly installments over three additional years.
2025 Employee Share Purchase Plan
In May 2025, the Company's board of directors adopted the 2025 Employee Share Purchase Plan (the “Purchase Plan” or “ESPP”), which became effective upon approval by the Company's shareholders in June 2025. The following description of the Purchase Plan is a summary only and is qualified in its entirety by reference to the complete text of the Purchase Plan. Subject to adjustment for certain changes in the Company's capitalization, the maximum number of Shares (as defined therein) that may be issued under the Purchase Plan is 3,000,000. The Purchase Plan includes both (i) a 423 Component (as defined therein), which is intended to be used to grant rights to purchase Shares which qualify as options issued under an “employee stock purchase plan” as that term is defined in Section 423(b) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and (ii) a Non-423 Component (as defined therein), which is intended to be used to grant rights to purchase Shares which do not qualify for such treatment under the Code. The UK Sharesave Sub-Plan has been adopted as a sub-plan to the Purchase Plan. The Sharesave is a UK 'all employee' share option plan, which is intended to satisfy the requirements of Schedule 3 of ITEPA for tax qualifying save-as-you-earn share options plans. The Purchase Plan, including any sub-plans, is administered by the Company's board of directors, which may delegate such administration to a committee comprised of one or more members of the board. The plan administrator has the power, subject to the provisions of the Purchase Plan, to determine when and how rights to purchase the Company's shares will be granted, the provisions of each offering of such rights (which need not be identical), and whether employees of any of Autolus parent or subsidiary companies will be eligible to participate in the Purchase Plan. The Company has not yet initiated any purchase periods or granted shares under the ESPP as of December 31, 2025.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of March 1, 2026 by:
•each beneficial owner of 5% or more of our outstanding ordinary shares;
•each of our current directors and each member of our senior management; and
•all of our directors and senior management as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares that can be acquired within 60 days of March 1, 2026. These ordinary shares, however, are not included in the computation of the percentage ownership of any other person. Percentage ownership calculations are based on 266,143,286 ordinary shares outstanding (including ordinary shares in the form of ADSs) as of March 1, 2026.
Except as otherwise indicated, all of the shares reflected in the table are ordinary shares and all persons listed below have sole voting and investment power with respect to the shares beneficially o wned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.
Except as otherwise indicated, the addresses of the persons listed in the table is c/o Autolus Therapeutics plc, 191 Wood Lane, White City, London W12 7FP, U.K.

NAME OF BENEFICIAL OWNER	Number of Ordinary Shares Beneficially Owned (#)	Percent of Ordinary Shares Beneficially Owned (%)
5% or Greater Shareholders:
BioNTech SE (1)	33,333,333	12.5%
MAK Capital Fund LP (2)	30,005,343	11.3%
Syncona Portfolio Limited (3)	28,821,053	10.8%
BXLS V – Autobahn LP (4)	23,750,917	8.9%
Armistice Capital, LLC (5)	17,500,000	6.6%
Qatar Investment Authority (6)	15,000,000	5.6%
PPF Capital Partners Fund B.V. (7)	14,782,275	5.6%

Senior Management and Directors:
Christian Itin, Ph.D. (8)	3,298,084	1.2%
Robert Dolski (9)	468,749	*
Alex Driggs (10)	355,019	*
Patrick McIlvenny (11)	—	*
Cintia Piccina (12)	—	*
Miranda Neville (13)	349,089	*
Martin Pulé, MBBS (14)	672,116	*
Alexander Swan (15)	785,832	*
Christopher Vann (16)	1,123,041	*
Matthias Will, M.D. (17)	283,333	*
Christopher Williams, Ph.D. (18)	673,938	*
Michael Bonney (19)	209,999	*
Robert Azelby (20)	188,888	*
Linda Bain (21)	339,730	*
John Berriman (22)	470,362	*
Cynthia Butitta (23)	355,428	*
Robert Iannone, M.D., M.S.C.E. (24)	238,333	*
Elisabeth Leiderman, M.D. (25)	191,110	*
Ravi Rao, M.D. (26)	184,444	*
Ryan Richardson (27)	—	*
William Young, Ph.D (28)	283,333	*
All directors and senior management as a group (21 persons) (29)	10,470,828	3.9%

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
(2) The information shown is based, in part, upon disclosures filed on a Schedule 13G on February 17, 2026 by MAK Capital Fund LP. The number consists of 30,005,343 ADSs. The address of the principal business office of MAK Capital LP is 590 Madison Avenue, 31st Floor, New York, NY 10022.
(3) The information shown is based, in part, upon disclosures filed on a Schedule 13G/A on May 7, 2025 by Syncona Portfolio Limited. The number reported consists of (i) 12,180,333 ordinary shares and (ii) 16,640,720 ADSs. Syncona Portfolio Limited is a wholly owned subsidiary of Syncona Holdings Limited, which, in turn, is a wholly controlled subsidiary of Syncona Limited, a publicly-listed company. Each of Syncona Holdings Limited and Syncona Limited may be deemed to have voting and dispositive power over the securities held by Syncona Portfolio Limited. Investment and voting decisions with respect to these securities are made by Syncona Portfolio Limited acting upon the recommendation of an investment committee of Syncona Investment Management Limited, also a subsidiary of Syncona Holdings Limited. The members of this investment committee consist of Roel Bulthuis and Christopher Hollowood. The address for Syncona Portfolio Limited is PO Box 273, Sir William Place, St Peter Port, Guernsey GY1 3RD, Channel Islands.
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
(5) The information shown is based, in part, upon disclosures filed on a Schedule 13G/A on February 17, 2026 by Armistice Capital, LLC. The number reported consists of 17,500,000 ADSs. The address of the principal business office of Armistice Capital, LLC is 510 Madison Avenue, 7th Floor New York, New York 10022.
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
(8) Consists of (i) 1,066,009 ordinary shares issuable upon conversion of restricted ordinary shares, (ii) 50,000 ordinary shares issuable upon restricted stock units and (iii) 2,182,075 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(9) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(10) Consists of (i) 18,418 ordinary shares issuable upon conversion of restricted ordinary shares, and (ii) 336,601 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(11) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(12) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(13) Consists of (i) 23,720 ordinary shares issuable upon conversion of restricted stock units and (ii) 325,369 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(14) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(15) Consists of (i) 38,657 ordinary shares issuable upon conversion of restricted stock units, and (ii) 747,175 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(16) Consists of (i) 112,211 ordinary shares issuable upon conversion of restricted ordinary shares, ii) 40,000 ordinary shares issuable upon conversion of restricted stock units and (iii) 970,830 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(17) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(18) Consists of (i) 8,198 ordinary shares issuable upon conversion of restricted ordinary shares, (ii) 19,808 ordinary shares issuable upon conversion of restricted stock units and (iii) 645,932 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(19) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(20) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(21) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(22) Consists of (i) 62,794 ordinary shares and (ii) 73,537 ordinary shares issuable upon conversion of restricted ordinary shares, and (iii) 324,031 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(23) Consists of (i) 10,000 ADSs and (ii) 355,428 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(24) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(25) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(26) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(27) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(28) Consists of ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
(29) Consists of (i) 10,000 ADSs, (ii) 62,794 ordinary shares, (iii) 1,259,955 ordinary shares issuable upon conversion of restricted ordinary shares, (iv) 190,603 ordinary shares issuable upon conversion of restricted stock units and (v) 8,902,320 ordinary shares underlying options that are vested and exercisable within 60 days of March 1, 2026.
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
Shareholders in the United States
As of December 31, 2025, assuming that all of our ordinary shares represented by ADSs are held by residents of the United States other than ADSs held by the entities set forth in the table above and certain other holders that we know to be non-residents of the United States, we estimate that approximately 41.0% of our outstanding ordinary shares (including ordinary shares underlying ADSs) were held in the United States by 61 holders of record. The actual number of holders is greater than these numbers of record holders, and includes beneficial owners whose ordinary shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	29,683,735(1)	$4.23(2)	16,103,045(3)
Equity plans not approved by security holders:	1,447,200(4)	$1.70(5)	1,552,800(6)
Total	31,130,935		17,655,845
(1)    Includes shares issuable upon exercise of outstanding options under the 2017 Share Option Plan and shares issuable upon exercise of outstanding options and issuable upon settlement of outstanding restricted stock units under the 2018 Equity Incentive Plan.
(2)    Gives effect to outstanding RSUs, which have no exercise price. Excluding the RSUs, the weighted average exercise price for equity compensation plans approved by security holders would be $4.23 per share.
(3)    Following the adoption of the 2018 Equity Incentive Plan, no additional stock awards may be granted under the 2017 Share Option Plan. The number of shares of our common stock reserved for issuance under our 2018 Equity Incentive Plan automatically increases on October 1 of each year, from October 1, 2018 continuing through October 1, 2027, by 4% of the total number of shares of our common stock outstanding on September 30 of the same calendar year, or a lesser number of shares as may be determined by our Board. Includes the shares available for issuance under the 2025 Employee Share Purchase Plan.
(4)    Includes shares issuable upon exercise of outstanding options and issuable upon settlement of outstanding restricted stock units under the 2025 Inducement Plan.
(5)    Gives effect to outstanding RSUs, which have no exercise price. Excluding the RSUs, the weighted average exercise price for equity compensation plans not approved by security holders would be $1.70 per share.
(6)    Includes shares available for issuance under the 2025 Inducement Plan. Awards granted under the 2025 Inducement Plan will not exceed 3,000,000 ADSs, representing an equal number of ordinary shares.
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
Obe-cel Product Revenue Interest
Under the License Agreement, BioNTech has also agreed to financially support the expansion of the clinical development program and planned commercialization of obe-cel. In exchange for our grant of rights to future revenues from the sales of obe-cel products, BioNTech made an upfront payment to us of $40 million. We will pay BioNTech a low single-digit percentage of annual net sales of obe-cel products, which may be increased up to a mid-single digit percentage in exchange for milestone payments of up to $100 million in the aggregate on achievement of certain regulatory events for specific new indications upon BioNTech's election. During the year ended December 31, 2025, the Company paid revenue share payments to BioNTech amounting to $1.5 million.
Manufacturing and Commercial Agreement
Under the terms of the License Agreement, we granted BioNTech the option to negotiate a joint manufacturing and commercial services agreement pursuant to which we and they may access and leverage each other’s manufacturing and commercial capabilities, in addition to our commercial site network and infrastructure, with respect to certain of each parties’ CAR T products, including BioNTech’s product candidate BNT211 (the “Manufacturing and Commercial Agreement”). The term of this option expired in August 2025, 18 months following execution of the License Agreement.
Securities Purchase Agreement, Registration Rights Agreement and Letter Agreement
Concurrently with the execution of the License Agreement, we and BioNTech entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which we issued and sold 33.3 million ADSs to BioNTech at $6.00 per ADS for aggregate gross proceeds of $200.0 million. We agreed to register those shares as described in the Registration Rights Agreement. Pursuant to the Letter Agreement, BioNTech also has the right to appoint a non-executive director of the Company and to purchase equity securities sold by us in bona fide financing transactions in amounts that are based on BioNTech maintaining specified ownership thresholds following such financing transactions.
Transactions with Entities Affiliated with Blackstone
On November 6, 2021, the Company concurrently entered into the following agreements with BXLS V - Autobahn L.P, (“Blackstone”) collectively called the “Blackstone Agreements”:
(i) Strategic Collaboration and Financing Agreement, (the “Blackstone Collaboration Agreement”);
(ii) Securities Purchase Agreement;
(iii) Warrant Agreement (the “Blackstone Warrant”) - refer to Note 13, “Warrants"; and
(iv) a Registration Rights Agreement.
The Blackstone Agreements were entered into in contemplation of one another and, accordingly, the Company assessed the accounting for these agreements in the aggregate.

Blackstone Collaboration Agreement
In November 2021, the upfront payment of $50 million was paid by Blackstone upon execution of the Blackstone Collaboration Agreement. In December 2022, two Blackstone Development Payments were paid by Blackstone of $35 million each as a result of (i) the joint steering committee’s review of Autolus’ interim analysis of pivotal FELIX Phase 2 clinical trial of obe-cel in relapsed/refractory (“r/r”) adult Acute Lymphoblastic Leukemia (“B-ALL”) and (ii) achievement of a pre-agreed manufacturing milestone as a result of completion of planned activities demonstrating the performance and qualification of the Company’s obe-cel’s manufacturing process. In December 2024, the remaining $30 million Blackstone Development Payment was paid to the Company on the approval of AUCATZYL by the FDA. The Company considered the achievement of the specified regulatory milestone as probable when actually achieved (i.e., when the contingency resolves).
In exchange for the Blackstone Development Payments, the Company agreed to make payments to Blackstone (the “Revenue Share Payments”) equal to a mid-single digit royalty, subject to the Aggregate Cap (as defined in the Blackstone Collaboration Agreement) on payments under the Blackstone Collaboration Agreement, based on net sales anywhere in the world of (i) Collaboration Products in B-cell malignancies, (ii) subject to certain conditions set forth in the Blackstone Collaboration Agreement, its CD19 and CD22 CAR T cell investigational therapy product candidate known as AUTO3 in B-cell malignancies, and (iii) certain Collaboration Products to the extent developed or commercialized in indications other than a B-cell malignancy. The Company is also obligated to make payments (the “Sales Milestone Payments”), subject to the Aggregate Cap, if certain cumulative net sales levels are achieved. During the year ended December 31, 2025, the Company paid revenue share payments to Blackstone amounting to $2.8 million.
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
Item 14. Principal Accountant Fees and Services
Ernst & Young LLP has served as our independent registered public accounting firm since September 2017 and has audited our consolidated financial statements for the years ended December 31, 2025 and 2024.
The following table shows the aggregate fees for services rendered by Ernst & Young LLP to us and our subsidiaries for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Audit fees	$1,728	$1,750
Audit-related fees	158	336
Total	$1,886	$2,086

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
Audit Committee Pre-Approval Policies and Procedures
Our audit committee reviews and pre-approves the scope and the cost of audit services related to us and permissible non-audit services performed by the independent auditors, other than those for de minimis services which are approved by the audit committee prior to the completion of the audit. All of the services related to us provided by Ernst & Young LLP during the year ended December 31, 2025 were pre-approved by the audit committee.

PART IV
Item 15. Exhibit and Financial Statement Schedule
1. Financial Statements
For a list of the consolidated financial statements included herein, see “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes.
3. Exhibit Index
The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT	INCORPORATED BY REFERENCE
		SCHEDULE/ FORM	FILE NUMBER	EXHIBIT	FILE DATE
3.1	Articles of Association of Autolus Therapeutics plc.	Form F-1/A	333-224720	3.1	6/19/18
4.1	Deposit Agreement by and among the registrant, Citibank, N.A., as the Depositary bank and the holders and beneficial owners of ADSs issued thereunder.	Form F-1/A	333-224720	4.1	6/19/18
4.2	Form of American Depositary Receipt (included in exhibit 4.1).	Form F-1/A	333-224720	4.2	6/19/18
4.3	Description of Securities.	Form 20-F	001-38547	2.4	3/3/20
4.4	Warrant issued to BXLS V – Autobahn L.P. dated November 6, 2021.	Form 6-K	001-38547	99.3	11/8/21
10.1†#	Supply Agreement, dated as of March 23, 2018, by and between the registrant and Miltenyi Biotec GmbH.	Form F-1/A	333-224720	10.2	6/8/18
10.2†#	Autolus Therapeutics plc 2018 Equity Incentive Plan.	Form F-1/A	333-224720	10.3	6/19/18
10.3+	Non-employee Sub Plan to the Autolus Therapeutics plc 2018 Equity Incentive Plan.	Form F-1/A	333-224720	10.4	6/19/18
10.4+	Form of Deed of Indemnity between the registrant and each of its members of senior management and directors.	Form F-1/A	333-224720	10.6	6/8/18
10.5†#	License Agreement, dated as of September 25, 2014 by and between the registrant and UCL Business Ltd., as amended on March 2, 2016, March 28, 2018.	Form F-1/A	333-224720	10.1	6/8/18
10.6†#	Amendment to License Agreement, dated as of September 25, 2014 by and between the registrant and UCL Business Ltd., dated as of October 15, 2020.	Form 20-F	001-38547	4.7	3/4/21
10.7	Autolus Therapeutics plc, Registration Rights Agreement, dated as June 26, 2018.	Form 20-F	001-38547	2.3	11/23/18
10.8	Collaboration and Financing Agreement, dated as of November 6, 2021, between Autolus Limited and BXLS V — Autobahn L.P.	Form 20-F	001-38547	4.7	3/10/22
10.9	Securities Purchase Agreement by and between the Registrant and BXLS V – Autobahn L.P. dated November 6, 2021.	Form 6-K	001-38547	99.1	11/8/21
10.10	Registration Rights Agreement by and between the Registrant and BXLS V – Autobahn L.P. dated November 6, 2021.	Form 6-K	001-38547	99.2	11/8/21

10.11†#	License and Option Agreement between the registrant and BioNTech SE, dated February 6, 2024.	Form 10-K	001-38547	10.12	3/21/24
10.12	Securities Purchase Agreement between the registrant and BioNTech SE, dated February 6, 2024.	Form 8-K	001-38547	10.1	2/8/24
10.13	Registration Rights Agreement between the registrant and BioNTech SE, dated February 6, 2024.	Form 8-K	001-38547	10.2	2/8/24
10.14	Letter Agreement between the registrant and BioNTech SE, dated February 6, 2024.	Form 8-K	001-38547	10.3	2/8/24
10.15†	Lease Agreement, dated September 19, 2023, between Forge Life Sciences Nominee I Limited and Forge Life Sciences Nominee 2 Limited, Autolus Limited and Autolus Therapeutics plc relating to The Nucleus Marshgate, Stevenage.	Form 10-Q	001-38547	10.1	11/9/23
10.16†	Amendment 2 to Supply Agreement, dated as of September 27, 2023, by and between Autolus Limited and Miltenyi Biotec B.V. & Co. KG.	Form 10-Q	001-38547	10.2	11/9/23
10.17†#	Capital Contribution Deed, dated September 10, 2024, between Forge Life Sciences Nominee I Limited and Forge Life Sciences Nominee 2 Limited, Autolus Limited and Autolus Therapeutics plc relating to The Nucleus Marshgate, Stevenage.	Form 10-Q	001-38547	10.1	11/12/24
10.18†#	Deed of Variation, dated September 10, 2024, between Forge Life Sciences Nominee I Limited and Forge Life Sciences Nominee 2 Limited, Autolus Limited and Autolus Therapeutics plc relating to The Nucleus Marshgate, Stevenage.	Form 10-Q	001-38547	10.2	11/12/24
10.19†#	License for Alterations, dated September 10, 2024, between Forge Life Sciences Nominee I Limited and Forge Life Sciences Nominee 2 Limited, Autolus Limited and Autolus Therapeutics plc relating to The Nucleus Marshgate, Stevenage.	Form 10-Q	001-38547	10.3	11/12/24
10.20+	Amended Management Incentive Compensation Plan.	Form 10-K	001-38547	10.20	3/20/25
10.21	Exclusive Distribution Agreement, effective as of April 25, 2024, by and between Cardinal Health 105, Inc. and Autolus Inc.	Form 10-K	001-38547	10.21	3/20/25
10.22+	Autolus Therapeutics plc - 2025 Inducement Plan	Form 10-Q	001-38547	10.1	5/8/25
10.23+	Form of Stock Option Grant Notice and Stock Option Agreement for the Autolus Therapeutics plc - 2025 Inducement Plan.	Form 10-Q	001-38547	10.2	5/8/25
10.24+	Form of Restricted Stock Unit Grant Notice and Award Agreement for the Autolus Therapeutics plc - 2025 Inducement Plan.	Form 10-Q	001-38547	10.3	5/8/25
10.25+	Autolus Therapeutics plc - 2025 Employee Share Purchase Plan.	Form 10-Q	001-38547	10.1	8/12/25
10.26+	Autolus Therapeutics plc - 2025 UK Sharesave Sub-plan.	Form 10-Q	001-38547	10.2	8/12/25
19.1	Amended and Restated Insider Trading and Window Period Policy.	Form 10-K	001-38547	19.1	3/20/25
21.1*	Subsidiaries of the registrant.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1.	Form 10-K	001-38547	97.1	3/21/24
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AUTOLUS THERAPEUTICS PLC

Date: March 27, 2026	By:	/s/ Christian Itin, Ph.D.
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

Signature	Title	Date

/s/ Christian Itin, Ph.D.	Chief Executive Officer and Director	March 27, 2026
Christian Itin, Ph.D.	(Principal Executive Officer)

/s/ Robert Dolski	Chief Financial Officer	March 27, 2026
Robert Dolski	(Principal Financial Officer)

/s/ Patrick McIlvenny	Senior Vice President, Finance and Chief Accounting Officer	March 27, 2026
Patrick McIlvenny	(Principal Accounting Officer)

/s/ Michael Bonney	Chairman of the Board of Directors	March 27, 2026
Michael Bonney

/s/ Robert Azelby	Director	March 27, 2026
Robert Azelby

/s/ Linda Bain	Director	March 27, 2026
Linda Bain

/s/ John Berriman	Director	March 27, 2026
John Berriman

/s/ Cynthia Butitta	Director	March 27, 2026
Cynthia Butitta

/s/ Robert Iannone, M.D., M.S.C.E.	Director	March 27, 2026
Robert Iannone, M.D., M.S.C.E

/s/ Elisabeth Leiderman, M.D.	Director	March 27, 2026
Elisabeth Leiderman, M.D.

/s/ Ravi Rao, M.D.	Director	March 27, 2026
Ravi Rao

/s/ Ryan Richardson.	Director	March 27, 2026
Ryan Richardson

/s/ William Young, Ph.D.	Director	March 27, 2026
William Young, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autolus Therapeutics plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Autolus Therapeutics plc (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows, for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Liabilities related to future royalties and milestones, net (the “Liabilities”)

Description of the matter	As explained in Note 12 to the consolidated financial statements, the Company entered into a collaboration agreement with BXLS V- Autobahn L.P (“Blackstone”) in 2021 for the development of certain CAR T therapy products for which the Company received an upfront payment and subsequently certain milestone payments, which were initially recognized as a liability. In 2024, the Company entered into a similar arrangement with BioNTech SE (“BioNTech”), as detailed in Note 1 to the consolidated financial statements. As disclosed in Note 2 to the consolidated financial statements, the Liabilities are remeasured when significant assumptions associated with the underlying cashflows change. These assumptions include significant unobservable inputs, such as the probability of success of the clinical trial and regulatory approval (“POS”), patient population and the estimated selling prices of products in different territories.

Auditing the Company's measurement of the Liabilities was especially challenging, because the measurement involves significant management judgments about future events, which are inherently uncertain. In particular, the measurement of the Liabilities was sensitive to the Company’s estimates of POS, patient volumes, and pricing of the products on which royalties will be paid.
How we addressed the matter in our audit	To test the measurement of the Liabilities, our audit procedures included, among others, meeting with management to understand the basis for changes in the POS, patient volumes, and forecast selling prices. We evaluated the POS assumption, with the assistance of our life sciences specialist, by assessing industry benchmarks for similar products and analysts’ reports. We evaluated management’s patient population model, including assessing inputs to the model and the reasonableness of the outputs, with the assistance of our life sciences specialist, by performing procedures such as examining published data from third party sources and reperforming calculations. We evaluated management’s selling price assumptions by comparing them to competitor prices from publicly available information. With the assistance of our financial modeling specialist, we evaluated the underlying financial model by performing recalculations and sensitivity analyses on significant assumptions and comparing them to those used by management.

Revenue recognition – Product revenue, net

Description of the matter
The Company began to recognize product revenue during 2025. As discussed in Note 2 to the consolidated financial statements, the Company’s AUCATZYL treatment comprises two separately administered doses. The Company determined that the two doses constitute a single performance obligation under ASC 606, Revenue from Contracts with Customers, and that the performance obligation is satisfied when the patient receives the second, final dose.

Auditing the Company's revenue recognition for the AUCATZYL treatment was especially challenging, because it required significant judgment in evaluating whether the two doses represented a single performance obligation or two separate performance obligations, and in determining the point at which the Company satisfies the performance obligation.

How we addressed the matter in our audit	To evaluate the Company’s revenue recognition policy and its determination of performance obligations, our audit procedures included, among others, reviewing the relevant contractual arrangements with the Authorized Treatment Centers and the US wholesaler, and evaluating the terms of these arrangements against the criteria in ASC 606 for identifying performance obligations, including the requirements for a promised good or service to be distinct. We evaluated the point at which the AUCATZYL performance obligation is satisfied, by analyzing the indicators of transfer of control under ASC 606.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Reading, United Kingdom

March 27, 2026

AUTOLUS THERAPEUTICS PLC
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

		December 31,
	Note	2025	2024
Assets
Current assets:
Cash and cash equivalents		$104,132	$227,380
Marketable securities - Available-for-sale debt securities	6	196,578	360,643
Restricted cash		1,503	1,425
Accounts receivable, net	3	24,024	15
Inventories, net	7	33,209	4,138
Prepaid expenses and other current assets	8	76,469	67,328
Total current assets		435,915	660,929
Non-current assets:
Property and equipment, net	9	63,563	49,553
Intangible assets, net	10	19,809	12,373
Prepaid expenses and other non-current assets		249	170
Operating lease right-of-use assets, net	19	64,940	55,498
Long-term deposits		1,032	963
Deferred tax asset	18	3,560	3,239
Total assets		$589,068	$782,725
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		3,083	1,969
Accrued expenses and other liabilities	11	55,792	52,276
Operating lease liabilities, current	19	4,565	2,998
Liabilities related to future royalties and milestones, net - current	12	10,000	3,500
Total current liabilities		73,440	60,743
Non-current liabilities:
Operating lease liabilities, non-current	19	66,822	49,631
Liabilities related to future royalties and milestones, net - non-current	12	270,200	244,600
Other long-term payables		477	426
Total liabilities		410,939	355,400

Commitments and contingencies	20

Shareholders' equity:
Ordinary shares, $0.000042 par value; 490,909,783 shares authorized at December 31, 2025 and 490,909,783 as of December 31, 2024; 266,143,286 and 266,121,689 shares issued at December 31, 2025 and 2024, respectively; 266,143,286 and 266,125,337 shares outstanding at December 31, 2025 and 2024, respectively	14	12	12
Deferred shares, £0.00001 par value; 34,425 shares authorized, issued and outstanding at December 31, 2025 and 2024	14	—	—
Deferred B shares, £0.00099 par value; 88,893,548 shares authorized, issued and outstanding at December 31, 2025 and 2024	14	118	118
Deferred C shares, £0.000008 par value; 1 share authorized, issued and outstanding at December 31, 2025 and 2024	14	—	—
Additional paid-in capital		1,570,107	1,555,593
Accumulated other comprehensive loss		(5,356)	(29,174)
Accumulated deficit		(1,386,752)	(1,099,224)
Total shareholders' equity		178,129	427,325
Total liabilities and shareholders' equity		$589,068	$782,725
The accompanying notes are an integral part of these consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

		December 31,
	Note	2025	2024
Revenue:	3
Product revenue, net		$74,318	$—
License revenue		1,070	10,120
Total revenue, net		75,388	10,120
Cost and operating expenses:
Cost of sales		(96,369)	(11,387)
Research and development expenses, net		(117,689)	(138,436)
Selling, general and administrative expenses		(131,874)	(101,723)
Loss from operations		(270,544)	(241,426)
Other income, net		515	220
Foreign exchange gains (losses), net		2,163	(989)
Interest income		18,980	32,355
Interest expense, net	4	(36,670)	(9,294)
Total other income (expenses), net		(15,012)	22,292
Net loss before income tax		(285,556)	(219,134)
Income tax expense	18	(1,972)	(1,528)
Net loss		(287,528)	(220,662)
Other comprehensive income (loss), net of tax:
Foreign currency exchange translation adjustment		23,343	135
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $0 and $0		475	(317)
Total other comprehensive income (loss), net of tax		23,818	(182)
Total comprehensive loss		$(263,710)	$(220,844)

Basic and diluted net loss per ordinary share	16	$(1.08)	$(0.86)
Weighted-average basic and diluted ordinary shares	16	266,138,224	255,161,038

The accompanying notes are an integral part of these consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share amounts)

	Ordinary shares		Deferred Shares		Deferred B shares		Deferred C Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at Balance at December 31, 2023	174,101,361	$8	34,425	$—	88,893,548	$118	1	$—	$1,018,902	$(28,992)	$(878,562)	$111,474
Issuance of ordinary shares, net of issuance costs of $29,360	91,666,669	4	—	—	—	—	—	—	520,613	—	—	520,617
Share-based compensation expense	—	—	—	—	—	—	—	—	15,475	—	—	15,475
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	136,824	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	216,835	—	—	—	—	—	—	—	603	—	—	603
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	—	—	—	—	—	—	(220,662)	(220,662)
Balance at December 31, 2024	266,121,689	$12	34,425	$—	88,893,548	$118	1	$—	$1,555,593	$(29,174)	$(1,099,224)	$427,325
Share-based compensation expense	—	—	—	—	—	—	—	—	14,514	—	—	14,514
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	21,597	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	23,818	—	23,818
Net loss	—	—	—	—	—	—	—	—	—	—	(287,528)	(287,528)
Balance at December 31, 2025	266,143,286	$12	34,425	$—	88,893,548	$118	1	$—	$1,570,107	$(5,356)	$(1,386,752)	$178,129
The accompanying notes are an integral part of these consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Consolidated Statements of Cash Flows
(In thousands)

	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(287,528)	$(220,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	8,296	7,554
Amortization of intangible assets	1,518	162
Inventory reserves and write-offs	12,279	—
Loss on disposal of property and equipment	14	223
Share-based compensation net of amounts capitalized	14,438	15,472
Interest expense accrued on liabilities related to future royalties and milestones, net	36,439	8,867
Accretion of available-for-sale securities	(8,191)	(1,251)
Foreign exchange differences	(3,167)	1,898
Non-cash operating lease expense	(5,740)	4,716
Loss on termination of operating lease	—	176
Impairment of operating lease right-of-use assets and related property and equipment	349	414
Deferred income tax	(286)	(185)
Changes in operating assets and liabilities
Increase in prepaid expenses and other current assets	(4,300)	(33,524)
(Increase) decrease in prepaid expenses and other non-current assets	(266)	938
Increase in inventories, net	(40,250)	(4,229)
Increase in accounts receivable, net	(24,158)	—
Decrease in long-term deposits	—	5
Increase in accounts payable	1,300	1,590
Increase in accrued expenses and other liabilities	1,040	11,934
Increase (decrease) in operating lease liability	14,645	(369)
Net cash used in operating activities	(283,568)	(206,271)
Cash flows from investing activities:
Acquisition of property and equipment	(19,043)	(22,075)
Acquisition of intangibles assets	(8,089)	(12,744)
Purchases of marketable securities: available-for-sale debt securities	(242,619)	(359,733)
Proceeds from maturities and redemptions of marketable securities: available-for-sale debt securities	428,209	—
Net cash provided by (used in) investing activities	158,458	(394,552)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	—	549,977
Proceeds from exercise of share options	—	602
Proceeds from liabilities related to future royalties and milestones, net	—	70,000
Payments of equity issuance costs	—	(29,360)
Payments of issuance costs related to the liabilities related to future royalties and milestones, net	—	(1,665)
Payments of revenue share	(4,339)	—
Net cash (used in) provided by financing activities	(4,339)	589,554
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,279	(261)
Net decrease in cash, cash equivalents and restricted cash	(123,170)	(11,530)
Cash, cash equivalents and restricted cash, beginning of period	228,805	240,335
Cash, cash equivalents and restricted cash, end of period	$105,635	$228,805

AUTOLUS THERAPEUTICS PLC
Consolidated Statements of Cash Flows - Continued
(In thousands)

	December 31,
	2025	2024
Supplemental cash flow information
Cash paid for income taxes	$1,968	$2,391

Supplemental non-cash flow information
Property and equipment purchases included in accounts payable or accrued expenses	$1,162	$1,793
Leased assets terminated and obtained in exchange for operating lease liabilities, net	$—	$(975)
Leased assets obtained in exchange for operating lease liabilities	$9,544	$1,694
Capitalized share-based compensation, net of forfeitures	$76	$3
Capitalized implementation costs included in accrued expenses	$130	$816

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$104,132	$227,380
Restricted cash	$1,503	$1,425
Total cash, cash equivalents and restricted cash	$105,635	$228,805
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
The United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”) granted AUCATZYL conditional marketing authorization in April 2025. In November 2025, the National Institute for Health and Care Excellence (“NICE”) recommended AUCATZYL for use in the National Health Service (“NHS”) in England and Wales as a treatment option for adult patients (age 26 and older) with r/r B-ALL. We launched AUCATZYL in the United Kingdom in January 2026, and it is available through routine commissioning by the NHS.
In July 2025, the European Commission granted marketing authorization for AUCATZYL in adult patients (age 26 and older) with r/r B-ALL. Evaluation of potential pricing and feasibility of market entry opportunities in certain EU countries is ongoing; however, consequently, the commercial launch in Germany is on hold. The Company did not generate any EU product revenue of AUCATZYL in 2025 and does not anticipate any EU product revenue in 2026.
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
The Company is a public limited company incorporated under the laws of England and Wales, and qualifies as a “foreign private issuer,” as such term is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, therefore, is not subject to the same requirements that are imposed upon United States domestic issuers by the Securities and Exchange Commission (the “SEC”). The Company has decided to voluntarily file periodic reports, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K on United States domestic issuer forms, which are more detailed and extensive in certain respects, and which must be filed more promptly than the forms currently required for foreign private issuers. Although the Company has voluntarily chosen to file periodic reports and current reports on United States domestic issuer forms, the Company will maintain its status as a foreign private issuer and is not subject to certain other requirements imposed on United States domestic issuers including its officers, directors, and principal shareholders are not subject to the short-swing profit disclosure and recovery provisions contained in Section 16 of the Exchange Act.
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Going Concern
In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date the consolidated financial statements are issued.
The Company has incurred losses of $287.5 million and $220.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had an accumulated deficit of $1,386.8 million. The Company has funded its operations to date primarily with proceeds from the sale of its equity securities, including ADSs, licensing and collaboration arrangements, strategic financing and sale of commercial product. As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and achieving a level of revenues adequate to support its cost structure. Even if the Company's planned regulatory submissions for its products are approved, and the Company is successful in its commercialization efforts, additional funding will be needed before the Company is expected to reach cash breakeven.
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
Segment Information
The Company’s Executive Committee, which includes its Chief Executive Officer, is its chief operating decision maker (the “CODM”). The CODM manages the Company’s operations on an integrated basis for the purpose of appropriately allocating resources. When evaluating the Company’s financial performance, the CODM reviews total revenue, total expenses and expenses by function and makes decisions using this information on a global basis. The Company and the CODM view the Company’s operations and manage its business as a single operating and reportable segment, which is the business of developing and commercializing CAR T therapies.
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
The Company recorded a foreign exchange gain of $2.2 million and a foreign exchange loss of $1.0 million for the years ended December 31, 2025 and 2024, respectively, which are included in foreign exchange gains (losses), net in the consolidated statements of operations and comprehensive loss.
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

•Level 2 — Inputs other than quoted prices included within Level 1 such as quoted prices for similar assets or liabilities in active markets, either directly or indirectly.
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
The Company’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the reporting period. There were no transfers between Levels 1, 2, or 3 during the period.
Cash and cash equivalents
The Company considers all highly liquid investments with a maturity at acquisition date of three months or less to be cash equivalents. Cash and cash equivalents comprise cash balances, money market funds, commercial paper, U.K. government securities and US treasury bills.
Restricted Cash
The Company's restricted cash consists of cash providing security for corporate credit cards, rental deposits relating to the sub-lease of facilities to third parties and cash deposited with a financial institution for the incorporation of the Company's incorporated Swiss subsidiary.
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
The Company evaluates securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit-related is recognized in other comprehensive income (loss), net of applicable taxes.
Inventories, net
The Company commences capitalization of inventory once regulatory approval is received. Until this date, the Company expenses all such costs as incurred as research and development expenses. The Company capitalizes material costs, labor and applicable overheads that are incurred in the production of its commercial product. Inventory is recognized as cost of goods sold upon the transfer of control of the product, which occurs when the product has been fully administered to the patient. Inventory that can be used for either clinical, research or commercial purposes is classified initially as inventory. Inventory that is used in clinical trials or research activities is expensed and recorded in research and development expenses, net.
On November 8, 2024, the Company received FDA approval for AUCATZYL and commenced capitalization of inventory from this date. There was no pre-launch inventory recognized on the balance sheet as of December 31, 2025 and 2024.
Inventories are measured at the lower of cost or net realizable value. Inventory cost is determined based on weighted average costs incurred, which include direct materials, direct labor, and applicable overhead. The Company reviews the recoverability of inventory at each reporting period to determine any changes to net realizable value arising from excess, slow-moving or obsolete inventory. If net realizable value is lower than cost, the inventory will be written down to net realizable value and an impairment charge will be recognized in cost of sales.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

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
Finished goods are completed and quality approved drug products.
Accounts receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of an allowance for expected credit losses in accordance with ASC 326.In accordance with ASC 326‑20‑30‑1, the Company estimates and records an allowance for expected credit losses that reflects lifetime expected credit losses on accounts receivable. The allowance is measured using relevant information about past events, including historical loss experience, current economic conditions, and reasonable and supportable forecasts that affect the collectability of the receivable portfolio.
The Company evaluates the adequacy of the allowance at each reporting date. Adjustments to the allowance for expected credit losses are recognised in earnings. Amounts collected on accounts receivable are included in net cash used in operating activities in the consolidated statements of cash flows. The Company determined the allowance for expected credit losses are immaterial.
Property and Equipment, net
Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets. As of December 31, 2025 and 2024, the Company’s property and equipment consisted of office equipment, lab equipment, furniture and fittings, and leasehold improvements.
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
Impairment of Long-Lived Assets
The Company evaluates an asset for potential impairment when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is measured by comparing the carrying value of the asset to the expected future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the fair value.
Intangibles
Milestone payments made to third parties either on or subsequent to regulatory approval are capitalized as an intangible asset and amortized over the remaining useful life of the product. The related minimum annual royalties have been expensed as incurred.
Implementation Costs in a Cloud Computing Arrangement
The Company’s cloud computing arrangements are accounted for as service contracts, as the Company does not have control of the underlying software. These hosting arrangements provide access to software applications over the contractual term in exchange for subscription fees.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Implementation costs incurred in connection with cloud computing arrangements are accounted for in accordance with the guidance for internal‑use software. Costs incurred during the preliminary project stage, including activities such as evaluating alternatives and determining system requirements, are expensed as incurred. Costs incurred during the application‑development stage are capitalized when they are directly attributable to configuring, coding, integrating, or otherwise preparing the hosted software for its intended use. Post‑implementation and operation‑stage costs, including training, maintenance and data conversion activities, are expensed as incurred unless they represent enhancements that meet the capitalization criteria.
Capitalized implementation costs are recorded in the same consolidated balance sheet line items as the related hosting arrangement fees, generally within prepaid expenses and other current assets or other non‑current assets, depending on the timing of the associated service period. These costs are amortized on a straight‑line basis over the term of the hosting arrangement, which includes the non‑cancellable period of the contract and any renewal periods the Company is reasonably certain to exercise, consistent with the period over which the related services are expected to be consumed.
Amortization of capitalized implementation costs is presented in the same consolidated statement of operations as the related hosting arrangement fees. Capitalized implementation costs are evaluated for impairment in accordance with the guidance for long‑lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
In accordance with the guidance in ASC Topic 842, Leases (“ASC 842”), components of a lease should be split into categories: lease components (e.g., land, building, etc.) and non-lease components (e.g., common area maintenance, consumables, etc.). Many of the Company's leases contain variable non-lease components such as maintenance, taxes, insurance, and similar costs for the spaces it occupies. The Company expenses the variable lease payments in the period in which it incurs the obligation to pay such variable amounts and will be included in variable lease costs in the leases footnote disclosure. Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components.
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
Liabilities related to future royalties and milestones, net and related interest expense accrued on liabilities related to future royalties and milestones, net and cumulative catch-up adjustment
The Company accounted for the Blackstone Collaboration Agreement (“Blackstone Collaboration Agreement Liability”) and the BioNTech Obe-cel Product Revenue Interest, (“BioNTech Liability”) as liabilities measured at amortized cost based on an effective interest rate determined at the outset of the arrangement. The Blackstone Collaboration Agreement Liability is measured based on the Company's current estimates of the timing and amount of expected future royalty and milestone payments to be paid and the Blackstone Development Payments expected to be received over the estimated term of the agreement. Similarly, the BioNTech Liability is measured based on the Company's current estimates of the timing and amount of expected future royalty expected to be paid over the estimated term of the agreement. Milestone payments pursuant to the BioNTech License and Option Agreement are payable upon BioNTech's election, and therefore have not been included in the determination of the effective interest rate or in the measurement of the liability.
The liabilities are amortized using the effective interest rate, resulting in recognition of interest expense over the estimated term of the agreement. Each reporting period the Company assesses the estimated probability, timing and amount of the future expected royalty, milestone payments, over the estimated term. If there are changes to the estimates, the Company recognize the impact to the liability’s amortization schedule and the related interest expense using the catch-up method. The imputed rates of interest on the unamortized portion of the Blackstone Collaboration Agreement Liability and the BioNTech Liability was approximately 15.80% and 28.70% as of December 31, 2025 and 2024, respectively.
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
Product revenue, net
Product revenue
As of December 31, 2025, the Company's product revenue has solely been comprised of sales of AUCATZYL in the U.S. The Company uses Cardinal Health 105, LLC (“Cardinal Health”) as an agent to deliver the Company's product, AUCATZYL, to Authorized Treatment Centers (“ATCs”). The ATCs are responsible for the treatment of the patient including infusion of the product which occurs in two separate doses. Cardinal Health is obligated to pay the Company for the product upon the delivery and acceptance of the product at the ATC within standard payment terms. The ATC is obligated to pay Cardinal Health for the product upon receipt and acceptance of the product and is entitled to a credit, in certain circumstances, including when the patient is not administered one or both doses.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

The Company accounts for product revenues pursuant to the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
The Company has determined that the patient is the customer in the arrangement pursuant to ASC 606. The Company has identified a single performance obligation, which is satisfied when the patient has received its second (final) dose of the product, and it records an accounts receivable on the balance sheet when product sales are invoiced and the final dose of the product has been administered to the patient.
Gross-to-net deductions
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
The chargebacks the Company participates in for covered entities under the 340B Program, the Department of Defense ("DoD"), and the Department of Veteran Affairs ("VA"), whereby pricing on products is extended below list price to participating entities. These entities purchase products at the lower program price then charge the Company the difference between their acquisition cost and the lower program price. The price differential is accrued for as part of the gross to net liabilities and will be reflected as a reduction to accounts receivable, net when actual chargeback is processed and applied.
The rebates the Company participates in are state government Medicaid programs and the TriCare program. All discounts and rebates provided through these programs are included in the Company's Medicaid and TriCare rebate accrual. The estimated amount of unpaid or unbilled rebates are recognized and presented as a liability.
Patient Assistance Programs
The Company may provide co-pay or other financial assistance to patients, such as travel and lodging reimbursement, which are treated as consideration payable to a customer and a recorded as a reduction to product sales based on an estimate of the amounts to be paid at the time revenue is recognized.
License Revenue
The Company accounts for its revenues pursuant to the provisions of ASC 606. The Company entered into various license agreements which included non-refundable upfront license fees, options for future commercial licenses, payments based upon achievement of clinical development and regulatory objectives, payments based upon achievement of certain levels of product sales, and royalties on licensed product sales.
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
U.S. GAAP provides factors to consider when assessing whether variable consideration should be constrained. All of the factors should be considered, and no factor is determinate. The Company considers all relevant factors when assessing whether variable consideration should be constrained.
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Cost of sales
Cost of sales represents production costs including raw materials, employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in commercial manufacturing functions, external manufacturing costs including outsourced professional expenses services, allocated facilities costs, depreciation and other expenses, royalties payable to third-parties and other costs incurred in bringing inventories to their location and condition prior to sale. Cost of sales also includes the cost of all commercial product which is recognized as cost of good sold upon recognition of revenue, any cancelled orders, and product related to the patient access program. Cost of sales may also include costs related to excess or obsolete inventory adjustment charges and amortization expense of intangible assets
Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch raw materials inventory is depleted. Thus, the cost of sales as a percentage of net sales of AUCATZYL for the year ended December 31, 2025 was affected by use of the initial pre-launch raw materials inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. The Company estimates cost of sales as a percentage of net product revenue and will continue to be positively impacted as the Company sell products which includes some raw material inventory that was previously expensed prior to the FDA approval.
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
Patent Costs
The Company expenses patent prosecution and related legal costs as they are incurred and classifies such costs as selling, general and administrative expenses in the accompanying statements of operations and comprehensive loss.
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option pricing model. Refer to Note 15, “Share-Based Compensation”, for the Company’s assumptions used in connection with share option grants made during the periods covered by these consolidated financial statements.
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
•Fair value of ordinary shares.
The fair market value of the Company’s ADSs underlying the share option is equal to the closing price of the ADSs on the Nasdaq Global Select Market on the previous trading date the grant is approved by the Compensation Committee or a delegate of the Compensation Committee.

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
The Company is subject to income taxes in the United Kingdom, the United States, Germany and Switzerland. The calculation of the Company’s tax provision involves the application of tax law in multiple jurisdictions and requires judgment and estimates.
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
In the event the Company generate revenues in the future, the Company may benefit from the United Kingdom “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Comprehensive Loss
The Company follows the provisions of ASC Topic 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive gain or loss is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners.
Net Loss per Share
Basic net loss per ordinary share is calculated by dividing net loss attributable to ordinary shareholders by the weighted‑average number of ordinary shares outstanding during the period. Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue ordinary shares were exercised, vested, or converted. Potential common shares include unvested restricted shares, unvested restricted stock units (“RSU”), share options, warrants, and other share‑based awards.
As the Company incurred a net loss for all periods presented, the effect of all potential common shares was anti‑dilutive. Accordingly, such securities were excluded from the computation of diluted net loss per ordinary share, and the weighted‑average number of ordinary shares used to compute basic and diluted net loss per share was the same for each period presented.. Refer to Note 16, “Net Loss Per Share”.
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
Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-12, Codification Improvements that represent changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements to clarify interim disclosure requirements and the applicability of Topic 270, Interim Reporting. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software to remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to provide all entities with a practical expedient and entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The adoption of ASU 2025-05 is not expected to have a material effect on the Company's consolidated financial statements and related disclosures.

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
In March 2024, the FASB issued ASU 2024-02—Codification Improvements—Amendments to Remove References to the Concepts Statements, that contains amendments to the Codification that remove references to various FASB Concepts Statements. This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. Early application of the amendments in this ASU is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The adoption of the ASU 2024-02 has not had a material effect on the Company's consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU 2024-01—Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The adoption of the ASU 2024-01 has not had a material effect on the Company's consolidated financial statements and related disclosures..
In December 2023, the FASB issued ASU 2023-09—Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosure by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This guidance is effective for the Company for the year beginning January 1, 2025, with early adoption permitted. The Company adopted the guidance in its Annual Report on Form 10-K for the year ended December 31, 2025 and additional disclosures have been included in Note 18.
In December 2025, the FASB issued ASU 2025-10—Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (ASU 2025-10), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10 on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11—Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Note 3. Revenue
Product revenue, net
On November 8, 2024 the Company was notified by the FDA that the Company’s Biologics License Application was approved, allowing for the marketing of AUCATZYL in the US for the treatment of adult patients with r/r B-ALL. The first sale of AUCATZYL in the United States occurred in January 2025.
Product revenue, net recognized after estimated deductions for rebates and chargebacks for the year ended December 31, 2025, and 2024, respectively, is presented in the table below by geographical location (in thousands):

	Year Ended December 31,
	2025	2024
Product Revenue, Net
United States	$74,318	$—
Total Product Revenue, Net	$74,318	$—
Accounts receivable, net
Accounts receivable, net as of December 31, 2025 and 2024 was $24.0 million and less than $0.1 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of December 31, 2025 and 2024, based on the Company's third-party agreements are immaterial.
Accruals for rebates and chargebacks
Current accruals for rebates and chargebacks as of December 31, 2025 were as follows (in thousands):

	Rebates	Chargebacks	Total
As of December 31, 2024	$—	$—	$—
Rebate and chargeback related to product revenue recognized in the period	4,911	2,671	7,582
Payments made and credits issued	(1,255)	(1,336)	(2,591)
As of December 31, 2025	$3,656	$1,335	$4,991
License revenue
License revenue by geographical location for the years ended December 31, 2025 and 2024 comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024
License Revenue
United States	1,020	—
Europe	50	10,120
Total License Revenue	$1,070	$10,120
Major customers
The Company recognized license revenue of $1.1 million during the year ended December 31, 2025, primarily from Moderna. During the year ended December 31, 2024, all of the Company’s license revenues were generated from BioNTech.
License and Option Agreement with BioNTech
On February 6, 2024, the Company concurrently entered into a (i) Securities Purchase Agreement (the “BioNTech Securities Purchase Agreement”), (ii) Registration Rights Agreement, (iii) Letter Agreement and (iv) License and Option Agreement (the “BioNTech License and Option Agreement”), collectively called the “BioNTech Agreements”, with BioNTech.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Refer to Note 12 for a description of the BioNTech License and Option Agreement, under which the Company recognized revenue during the year ended December 31, 2025. For further details on the terms and accounting treatment considerations for the BioNTech Agreement, refer to following notes to these consolidated financial statements:
•Note 12, “Liabilities Related to Future Royalties and Milestones, Net”
•Note 14, “Shareholders’ Equity”
•Note 20, “Commitments and Contingencies”
As the BioNTech License and Option Agreement has been accounted for as one freestanding financial instrument with various embedded features, including the Binder License and related transfer of know-how, Technology Options, and Product Options, the Company is required to consider if the embedded features are required to be bifurcated from the host contract and therefore accounted for as a separate derivative. The Company concluded the Binder License and related transfer of know-how, Technology Options, and Product Options meet the scope exception set out in ASC 815-10-15-59(d) and therefore not accounted for as derivatives under ASC Topic 815, Derivative and Hedging (“ASC”).
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
The Company further determined the consideration received included in the transaction price at contract inception, is to be allocated to the one combined performance obligation. The Company determined that the performance obligation was recognized at a point-in-time, upon the delivery of the transfer of know-how and Binder License to BioNTech. The Company recognized total license revenue of $10.1 million (net of foreign exchange differences), related to the BioNTech License and Option Agreement during the year ended December 31, 2024. No license revenue was recognized during the year ended December 31, 2025
The Company is eligible to receive milestone payments of up to $32.0 million in the aggregate upon the achievement of specified clinical development and regulatory milestones for each Binder Licensed Product that achieves such milestones. The Company is also eligible to receive a low single-digit royalty on net sales of Binder Licensed Products, subject to customary reductions, which are subject to specified limits. The royalty will be increased if BioNTech, its affiliates or sublicensees commercialize a Binder Licensed Product in an indication and country in which the Company or its affiliates or licensees also commercializes a product containing the same binders. Under the BioNTech License and Option Agreement, BioNTech is solely responsible for, and has sole decision-making authority with respect to, at its own expense, the exploitation of Binder Licensed Products. Milestone payments and royalty payments are regarded as variable consideration and will be evaluated under the most likely amount method. Milestone payments and royalty payments were not included in the transaction price, as these amounts were fully constrained as of December 31, 2025 and 2024.
Technology Options
As the Binder Option and the Activity Enhancement Option, referred to as the “Technology Options”, are outside the scope of ASC 815, the Company considered other relevant accounting guidance to apply to this component of the BioNTech License and Option Agreement. The Company therefore applied ASC 606, considering particularly the accounting guidance related to any options granted to customers to purchase additional goods or services at a future date as this could provide a material right to the customer. A material right is a promise embedded in a current contract that should be accounted for as a separate performance obligation. The Company determined the Technology Options were not offered at a significant and incremental discount. Accordingly, the Technology Options granted to BioNTech do not represent a material right and, therefore, were not a performance obligation at the outset of the arrangement. The Technology Option exercise fee equates to the standalone selling price of the technologies underlying each option and consequently, the transaction price of $10.0 million was not allocated to the Technology Options’ performance obligation. No Technology Options were exercised during the year ended December 31, 2025 and 2024.
Product Options
As the Product Options are precluded from being accounted for under ASC 815 due to the scope exception, management considered the terms of the Product Options and concluded that they should be accounted for as a gain contingency under the scope of ASC Topic 450, Contingencies (“ASC 450”). The Product Options, unlike the Technology Options, are 1) still subject to negotiation as to the specific activities to be performed by each party, which will be determined and agreed before the Product Options can be exercised, and 2) have not been exercised upon signature of the BioNTech License and Option Agreement. As a result, Product Options are not accounted for under to ASC 606, and no recognition is required under ASC 450, until the Product Options are exercised. No Product Options were exercised during the year ended December 31, 2025 and 2024. The product option for AUTO1/22 was not exercised and expired on February 8, 2025.

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
Pursuant to the Moderna Agreement, the Company received an upfront non-refundable cash payment of $1.5 million in October 2021 and is entitled to receive development milestones payments per product and in sales milestones payments per product from Moderna if certain clinical, regulatory and sales performance milestones are achieved. The Company is further eligible to receive royalties in the low to mid-single digits on net sales on a product-by-product basis. The Company also granted Moderna on a research target-by-research target basis, the right to obtain an exclusive commercial license upon payment of a commercial option fee of $2.0 million (the “Commercial Option”). In September 2022, Moderna exercised its option, pursuant to the terms of the Moderna Agreement, to obtain the commercial license of the Company’s proprietary binders against an undisclosed immuno-oncology target for the development and commercialization of mRNA therapeutics.
During the year ended December 31, 2025, the Company was notified by Moderna of the achievement of a clinical milestone of $1.0 million relating to the Commercial Option exercised in September 2022 (the “Moderna Milestone”).
The future milestones, which represent variable consideration, will be evaluated under the most likely amount method, and were not included in the transaction price, as these amounts were fully constrained as of December 31, 2025. Except for the Moderna Milestone, the Company did not recognize any variable consideration with regards to the development milestones and sales-based milestones with its customers for the year ended December 31, 2025 and 2024, as they are deemed not probable.
For the years ended December 31, 2025 and 2024, the Company did not recognize any royalty revenue from the license agreements that were executed in the current and prior periods.
Note 4. Interest Expense, Net
Interest expense, net consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Interest expense accrued on liabilities related to future royalties and milestones, net (refer to Note 12)	$42,138	$39,510
Cumulative catch-up adjustment arising from the liabilities related to future royalties and milestones, net (refer to Note 12)	(5,699)	(30,644)
Other interest expense	231	428
Total Interest Expense, Net	$36,670	$9,294

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Note 5. Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2025
	Aggregate estimated fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$71,191	$71,191	$—	$—
United Kingdom Government Securities	301	—	301	—
Corporate debt securities	1,753	—	1,753	—
	$73,245	$71,191	$2,054	$—

Assets classified as marketable securities: available-for-sale debt securities
Commercial paper	$52,589	$—	$52,589	$—
Corporate debt securities	58,299	—	58,299	—
United Kingdom Government Securities	66,175	—	66,175	—
United States Treasury Bills	19,515	19,515	—	—
	$196,578	$19,515	$177,063	$—
	$269,823	$90,706	$179,117	$—

	December 31, 2024
	Aggregate estimated fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$113,447	$113,447	$—	$—
Commercial paper	14,301	—	14,301	—
United Kingdom Government Securities	84,255	—	84,255	—
United States Treasury Bills	7,989	7,989	—	—
	$219,992	$121,436	$98,556	$—

Assets classified as marketable securities: available-for-sale debt securities
Commercial paper	$21,141	$—	$21,141	$—
Corporate debt securities	151,124	—	151,124	—
United Kingdom Government Securities	141,307	—	141,307	—
United States Treasury Bills	47,071	47,071	—	—
	$360,643	$47,071	$313,572	$—
	$580,635	$168,507	$412,128	$—
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
As of December 31, 2025 and 2024, the Company did not have non-financial assets measured at fair value on a recurring basis. During the years ended December 31, 2025 and 2024, there were no transfers between levels.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Note 6. Marketable Securities: Available-For-Sale Debt Securities
As of December 31, 2025 and 2024, the Company has the following investments in available-for-sale debt securities, which are categorized as marketable securities: available-for-sale debt securities on the balance sheet depending on their maturity at acquisition (in thousands):

	December 31, 2025
	Remaining contractual maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value
Marketable securities: available-for-sale debt securities:
Commercial paper	within 1 year	$52,569	$21	$(1)	$52,589
Corporate debt securities	within 1 year	58,226	74	(1)	58,299
United Kingdom Government Securities	within 1 year	66,162	12	—	66,174
United States Treasury Bills	within 1 year	19,466	50	—	19,516
Total		$196,423	$157	$(2)	$196,578

	December 31, 2024
	Remaining contractual maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value
Marketable securities: available-for-sale debt securities:
Commercial paper	within 1 year	$21,145	$3	$(7)	$21,141
Corporate debt securities	within 1 year	91,853	5	(70)	91,788
United Kingdom Government Securities	within 1 year	141,376	—	(69)	141,307
US Treasury Bills	within 1 year	29,663	12	—	29,675
Corporate debt securities	1 to 5 years	59,530	—	(194)	59,336
US Treasury Bills	1 to 5 years	17,393	7	(4)	17,396
Total		$360,960	$27	$(344)	$360,643
The number of securities held by the Company and aggregate fair value (in thousands) and in an unrealized loss position as of December 31, 2025 are as follows (in thousands):

	December 31, 2025
	Number of securities held	Gross unrealized losses	Fair market value of investments in an unrealized loss position
Marketable securities: available-for-sale debt securities in a continuous loss position for less than 12 months:
Commercial paper	2	$(1)	$2,454
Corporate debt securities	2	(1)	7,000
Total	4	$(2)	$9,454

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

	December 31, 2024
	Number of securities held	Gross unrealized losses	Fair market value of investments in an unrealized loss position
Marketable securities: available-for-sale debt securities in a continuous loss position for less than 12 months:
Commercial paper	3	$(6)	$8,944
Corporate debt securities	41	(264)	133,078
United Kingdom Government Securities	8	(69)	141,307
US Treasury Bills	4	(4)	9,905
Total	56	$(343)	$293,234
The aggregated net unrealized loss on available-for-sale debt securities amounting to $0.5 million and $0.3 million has been recognized in accumulated other comprehensive loss in the Company's consolidated balance sheet as of December 31, 2025 and 2024, respectively.
At December 31, 2025, the Company held four marketable securities: available-for-sale debt securities out of its total investment portfolio that were in a continuous unrealized loss position for less than twelve months. As of December 31, 2025, no allowance for expected credit losses has been recognized in relation to securities in an unrealized loss position. The related unrealized losses are not severe, have been for a short duration and are due to normal market, exchange rate fluctuations and all securities have an investment-grade credit rating. The Company neither intend to sell these investments nor conclude that the Company are more-likely-than-not that it will have to sell them before recovery of their amortized cost basis. The Company also believe that it will be able to collect both principal and interest amounts due to the Company at maturity. There were no amounts reclassified out of other comprehensive income (loss), net of tax during the year ended December 31, 2025 and 2024.
Note 7. Inventories, Net
Inventories consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$16,160	$1,956
Consumables	8,021	2,026
Work in progress	3,633	16
Finished goods	5,395	140
Total Inventories, Net	$33,209	$4,138
Inventory write-downs as a result of excess, obsolescence, scrap or other reasons are recorded in cost of sales in the Company's consolidated statements of operations. For the years ended December 31, 2025 and 2024, inventory write-downs were $12.3 million and nil, respectively. Inventory write-downs were mainly related to inventory in excess of expected demand and shelf-life expiration. Inventory amounts above are net of the associated inventory write-downs.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Note 8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Research and development claims receivable	$45,870	$38,242
Prepayments	21,275	15,212
VAT receivable	3,577	5,996
Deferred cost	3,429	2,320
Other receivable	915	491
Accrued interest income	874	2,566
Lease and lease deposit receivable	529	930
Other assets	—	1,571
Total Prepaid Expenses and Other Current Assets	$76,469	$67,328
Note 9. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Lab equipment	$55,586	$41,728
Office equipment	6,883	6,330
Furniture and fittings	2,651	2,359
Leasehold improvements	15,762	14,116
Assets under construction	27,075	19,638
Less: accumulated depreciation	(44,394)	(34,618)
Total Property and Equipment, Net	$63,563	$49,553
Depreciation expense recorded for the years ended December 31, 2025 and 2024 was $8.3 million and $7.6 million, respectively.
Note 10. Intangible Assets, Net
The following table summarizes the carrying amount of the Company's intangible assets, net of accumulated amortization (in thousands):

	December 31,
	2025	2024
Licensed IP rights	$21,528	$12,535
Less: accumulated amortization	(1,719)	(162)
Total Intangibles assets, Net	$19,809	$12,373
Amortization expense was $1.5 million and $0.2 million for the year ended December 31, 2025 and 2024, respectively. The estimated aggregate amortization expense expected to be recorded in respect of this asset for each of the five years ended 2030 is $1.9 million annually.
On November 8, 2024 the Company was notified by the FDA that the Company has been granted marketing approval for AUCATZYL (obecabtagene autoleucel) for the treatment of adult patients (18 years and older) with r/r B-ALL. The Company consequently was obligated to make a £10.0 million regulatory milestone payment in accordance with the UCLB License Agreement.
On July 18, 2025, the Company was notified by the European Commission that the Company has been granted marketing approval for AUCATZYL (obecabtagene autoleucel) for the treatment of adult patients (26 years and older) with r/r B-ALL which triggered a £6.0 million regulatory milestone payment that was paid by the Company during the year ended December 31, 2025 in pursuant to the UCLB License Agreement.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Note 11. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Compensation and benefits	$26,224	$19,681
Research and development accruals	8,009	13,372
Professional fees	7,679	9,075
Other accrued expenditure	6,861	6,075
Rebates, chargebacks and returns	4,991	—
Other liabilities	2,028	479
VAT payable	—	3,594
Total Accrued Expenses and Other Liabilities	$55,792	$52,276
Note 12. Liabilities Related to Future Royalties and Milestones, Net
The following table summarizes the carrying amount of the Company's liabilities related to future royalties and milestones, net (in thousands):

Amount in thousands
Balance at December 31, 2023	$170,899
Initial recognition of BioNTech liability	38,335
Proceeds from Blackstone Development Payments received	30,000
Interest expense accrued on liabilities related to future royalties and milestones, net	39,510
Cumulative catch-up adjustment	(30,644)
Balance at December 31, 2024	$248,100
Interest expense accrued on liabilities related to future royalties and milestones, net	42,138
Cumulative catch-up adjustment	(5,699)
Revenue share payments	(4,339)
Balance at December 31, 2025	$280,200
The following table summarizes the current versus non-current split of the liabilities related to future royalties and milestones, net (in thousands):

	December 31,
	2025	2024
Current portion of liabilities related to future royalties and milestones, net	$10,000	$3,500
Non-current portion of liabilities related to future royalties and milestones, net	270,200	244,600
Total Liabilities Related to Future Royalties and Milestones, Net	$280,200	$248,100
Blackstone Agreements
On November 6, 2021, the Company concurrently entered into the following agreements with BXLS V - Autobahn L.P, (“Blackstone”) collectively called the “Blackstone Agreements”:
(i) Strategic Collaboration and Financing Agreement, (the “Blackstone Collaboration Agreement”);
(ii) Securities Purchase Agreement;
(iii) Warrant Agreement (the “Blackstone Warrant”) - refer to Note 13, “Warrants"; and
(iv) a Registration Rights Agreement.
The Blackstone Agreements were entered into and in contemplation of one another and, accordingly, the Company assessed the accounting for these agreements in the aggregate.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Blackstone Collaboration Agreement
Pursuant to the Blackstone Collaboration Agreement, Blackstone agreed to pay the Company up to $150 million to support the continued development of obe-cel, as well as next generation product therapies of obe-cel in B-cell malignancies. These payments include (i) an upfront payment of $50 million and (ii) up to $100 million payable based on the achievement of certain specified clinical, manufacturing and regulatory milestones (each such payment, a “Blackstone Development Payment” and collectively, the “Blackstone Development Payments”)
In November 2021, the upfront payment of $50 million was paid by Blackstone upon execution of the Blackstone Collaboration Agreement. In December 2022, two Blackstone Development Payments were paid by Blackstone of $35 million each as a result of (i) the joint steering committee’s review of Autolus’ interim analysis of pivotal FELIX Phase 2 clinical trial of obe-cel in relapsed/refractory (“r/r”) adult Acute Lymphoblastic Leukemia (“B-ALL”) and (ii) achievement of a pre-agreed manufacturing milestone as a result of completion of planned activities demonstrating the performance and qualification of the Company’s obe-cel’s manufacturing process. In December 2024, the remaining $30 million Blackstone Development Payment was paid to the Company on the approval of AUCATZYL by the FDA. The Company considered the achievement of the specified regulatory milestone as probable when actually achieved (i.e., when the contingency resolves).
In exchange for the Blackstone Development Payments, the Company agreed to make payments to Blackstone (the “Revenue Share Payments”) equal to a mid-single digit royalty, subject to the Aggregate Cap (as defined in the Blackstone Collaboration Agreement) on payments under the Blackstone Collaboration Agreement, based on net sales anywhere in the world of (i) Collaboration Products in B-cell malignancies, (ii) subject to certain conditions set forth in the Blackstone Collaboration Agreement, its CD19 and CD22 CAR T cell investigational therapy product candidate known as AUTO3 in B-cell malignancies, and (iii) certain Collaboration Products to the extent developed or commercialized in indications other than a B-cell malignancy. The Company is also obligated to make payments (the “Sales Milestone Payments”), subject to the Aggregate Cap, if certain cumulative net sales levels are achieved.
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
The Company has accounted for the Blackstone Collaboration Agreement as a liability primarily due to the Company's significant continuing involvement in generating the royalty stream. From the commencement of commercial sales of AUCATZYL in January 2025, the Company has recognized the portion of royalties paid to Blackstone as a decrease to the liability with a corresponding reduction in cash.
BioNTech Agreements
On February 6, 2024 (the “Execution Date”), the Company concurrently entered into the following agreements with BioNTech SE, (“BioNTech”) collectively called the “BioNTech Agreements”:
(i) Securities Purchase Agreement (the “BioNTech Securities Purchase Agreement”), - refer to Note 14
(ii) a Registration Rights Agreement,
(iii) a Letter Agreement (the “BioNTech Letter Agreement”) and
(iv) a License and Option Agreement (the “BioNTech License and Option Agreement”) - refer to Note 3 and Note 20
The BioNTech Agreements were entered into and in contemplation of one another and, accordingly, the Company assessed the accounting for these agreements in the aggregate.
The Company identified four units of accounting upon execution of the BioNTech Agreements The four units of accounting were recorded at fair value upon initial recognition and will not be subsequently measured at fair value.

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
BioNTech License and Option Agreement
Within the BioNTech License and Option Agreement, there are a number of embedded features which have each been assessed for freestanding financial instrument accounting in accordance with ASC 480, Distinguishing Liabilities from Equity. Although these embedded features are separately exercisable, they lack legal detachability and, therefore, the BioNTech License and Option Agreement is accounted for as one freestanding financial instrument. However, each embedded feature is assessed for derivative accounting in accordance to ASC 815.
The Company analyzed how it should account for the host contract (i.e., the BioNTech License and Option Agreement) as the Binder License represents an agreement with customer for goods and services and therefore should be accounted for under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). However, as the other embedded features of the BioNTech License and Option Agreement fall under the scope of other topics that specify how to initially measure the contract (i.e., ASC Topic 470, Debt (“ASC 470”)), the Company determined that the host contract should not be accounted for and initially measured pursuant to ASC 606. Furthermore, the Company determined the host contract (the BioNTech License and Option Agreement) met the scope exception of ASC 815-10-15-59(d) and therefore should not be accounted for as a derivative under ASC 815 but instead be accounted for as a debt financial instrument in accordance with ASC 470.
Obe-cel Product Revenue Interest
Under the License Agreement, BioNTech has also agreed to financially support the expansion of the clinical development program and planned commercialization of obe-cel (through a revenue sharing arrangement). In exchange for the grant of rights to future revenues from the sales of obe-cel products, BioNTech made an upfront payment to us of $40.0 million. The Company will pay BioNTech a low single-digit percentage of annual net sales of obe-cel products, including revenues from sales of AUCATZYL, which may be increased up to a mid-single digit percentage in exchange for milestone payments of up to $100.0 million in the aggregate on achievement of certain regulatory events for specific new indications upon BioNTech's election. The Company made initial payments of the revenue interest to BioNTech in 2025.
The Company has accounted for the Obe-cel Product Revenue Interest as a liability primarily due to the Company’s significant continuing involvement in generating the royalty stream. In February 2024, the Company initially recognized the BioNTech Liability at $38.3 million being the face value less debt issuance costs. From the commencement of commercial sales of AUCATZYL in January 2025, the Company has recognized the portion of royalties paid to BioNTech as a decrease to the liability with a corresponding reduction in cash.
The carrying amount of the BioNTech Liability is based on the Company’s estimate of the future royalties to be paid to BioNTech to be received over the life of the arrangement as discounted using an effective interest rate. The excess or deficit of estimated present value of future royalties over the initial carrying amount, is recognized using the cumulative catch-up method within interest expense, net using the initial effective interest rate. The imputed rate of interest on the unamortized portion of the BioNTech Liability was approximately 28.70% as of December 31, 2025 and 2024.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

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
Note 14. Shareholders’ Equity
Ordinary Shares
Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the Board of Directors (the “Board”) and declared by the shareholders.  As of December 31, 2025, the Company has not declared any dividends.
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
As of December 31, 2025, the Company’s issued capital share consisted of (i) 266,143,286 ordinary shares, with a nominal value of $0.000042 per share, (ii) 34,425 deferred shares, with a nominal value of £0.00001 per share, (iii) 88,893,548 B deferred shares, with a nominal value of £0.00099 per share and (iv) one C deferred share, with a nominal value of £0.000008. Each issued share has been fully paid.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Initial Public Offering (“IPO”) and Impact of Corporate Reorganization
On June 18, 2018, Autolus Therapeutics Limited re-registered as a public limited company and its name was changed from Autolus Therapeutics Limited to Autolus Therapeutics plc.
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
The following deferred share classes were created:
Deferred Shares - The 34,425 deferred shares, aggregate nominal value less than $1.00, existed in Autolus Limited and were re-created in Autolus Therapeutics plc as part of the share exchange to place Autolus Therapeutics plc (formerly Autolus Therapeutics Limited) as the ultimate parent entity. The Company was required to replicate the shares to ensure the existing share has the correct nominal value to ensure stamp duty mirroring relief is available on the subsequent share for share exchange. These deferred shares have no voting rights.
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
BioNTech Securities Purchase Agreement
Concurrently with the execution of the BioNTech License and Option Agreement (refer to Note 3 and Note 12), the Company and BioNTech entered into the BioNTech Securities Purchase Agreement pursuant to which the Company sold ADSs, each representing one ordinary share, to BioNTech in a Private Placement transaction. On February 13, 2024, the Company completed the Private Placement of 33,333,333 ADSs representing 33,333,333 ordinary shares at an offering price of $6.00 per ADS. Aggregate net proceeds to the Company, after underwriting discounts and offering expenses, were $193.8 million.
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

The updated maximum number of ordinary shares that may be issued under the 2018 Plan is 43,588,669 as of December 31, 2025. As of December 31, 2025, 13,103,045 ordinary shares were available for future grant. The total shares issued under the 2018 Plan may be authorized but unissued shares, shares purchased on the open market, treasury shares or ADSs.
Share options granted under the 2018 Plan and 2017 Plan typically vest over a four-year service period with 25% of the award vesting on the first anniversary of the grant date and the balance vesting monthly over the remaining three-years, unless the award contains specific performance vesting provisions. Restricted stock units granted under the 2018 Plan typically vest over a four-year service period with 25% of the award vesting on each anniversary of the grant date or hire date.
Share options granted under the 2017 Plan, 2018 Plan and 2025 Inducement plan, generally expire ten years from the date of grant. For certain senior members of management and directors, the Board has approved an alternative vesting schedule.
2025 Employee Share Purchase Plan
In May 2025, the Company's board of directors adopted the 2025 Employee Share Purchase Plan (the “Purchase Plan” or “ESPP”), which became effective upon approval by the Company's shareholders in June 2025. The following description of the Purchase Plan is a summary only and is qualified in its entirety by reference to the complete text of the Purchase Plan. Subject to adjustment for certain changes in the Company's capitalization, the maximum number of Shares (as defined therein) that may be issued under the Purchase Plan is 3,000,000. The Purchase Plan includes both (i) a 423 Component (as defined therein), which is intended to be used to grant rights to purchase Shares which qualify as options issued under an “employee stock purchase plan” as that term is defined in Section 423(b) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and (ii) a Non-423 Component (as defined therein), which is intended to be used to grant rights to purchase Shares which do not qualify for such treatment under the Code. The UK Sharesave Sub-Plan has been adopted as a sub-plan to the Purchase Plan. The Sharesave is a UK 'all employee' share option plan, which is intended to satisfy the requirements of Schedule 3 of ITEPA for tax qualifying save-as-you-earn share options plans. The Purchase Plan, including any sub-plans, is administered by the Company's board of directors, which may delegate such administration to a committee comprised of one or more members of the board. The plan administrator has the power, subject to the provisions of the Purchase Plan, to determine when and how rights to purchase the Company's shares will be granted, the provisions of each offering of such rights (which need not be identical), and whether employees of any of Autolus parent or subsidiary companies will be eligible to participate in the Purchase Plan. The Company has not yet initiated any purchase periods or granted shares under the ESPP as of December 31, 2025.
2025 Inducement Plan
The Company's 2025 Inducement Plan (the “2025 Inducement Plan”) became effective on March 27, 2025 and, in accordance with Nasdaq listing rules and the SEC requirements, provides for issuance of inducement equity awards to qualifying individuals in connection with their entering into employment with the Company or its affiliates. Awards granted under the 2025 Inducement Plan will not exceed 3,000,000 ADSs, representing an equal number of ordinary shares. As of December 31, 2025, 1,552,800 shares are reserved for issuance under the 2025 Inducement Plan. Equity awards granted under the 2025 Inducement Plan generally vest in the same manner as other Company awards, with 25% of the awards vesting one year after the vesting commencement date and the remainder of the awards vesting in equal monthly installments over three additional years.
Share Option Valuation
The assumptions (refer to Note 2) used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Expected option life (years)	5.27 to 6.08	3.14 to 6.08
Risk-free interest rate	3.74% to 4.44%	3.56% to 4.86%
Expected volatility	78.30% to 80.20%	79.48% to 83.87%
Expected dividend yield	0%	0%

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Share Options
The table below summarizes Company's share option activity during the year ended December 31, 2025.

	Number of Options	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2024	20,754,316	$5.41	7.78	$1,536
Granted	12,997,697	1.89	—	1,750
Forfeited	(1,671,844)	2.35	—	97
Expired	(949,234)	5.24	—	6
Outstanding as of December 31, 2025	31,130,935	$4.11	7.75	$1,977
Exercisable as of December 31, 2025	14,728,610	$6.21	6.48	$251
Vested and expected to vest as of December 31, 2025	31,130,935	$4.11	7.75	$1,977

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of common stock for those options in the money as of December 31, 2025

The total intrinsic value of share options exercised was nil and $0.5 million, for the years ended December 31, 2025 and 2024, respectively. The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s underlying ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s underlying ordinary shares. The total fair value of share options vested (including performance-based share options) amounted to $10.9 million and $12.9 million, for the years ended December 31, 2025 and 2024, respectively.
The weighted average grant-date fair value of share options granted was $1.35 and $2.96 per option for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, the total unrecognized compensation expense related to unvested share options without performance conditions was $12.0 million, which the Company expects to recognize over a weighted average vesting period of 2.93 years.
Performance based share options
The Company did not grant performance-based share options during the year ended December 31, 2025.
During the year ended December 31, 2024, 15,000 performance-based share options were forfeited or expired and 573,850 performance-based share options vested upon the achievement of the relevant regulatory milestone. As of December 31, 2024, all the performance condition related to these performance-based share options were met. As a result, $2.9 million share-based compensation expense was recognized for the years ended December 31, 2024.
Restricted Stock Units
An RSU award represents the right to receive one of the Company’s ADSs upon vesting of the RSU. The fair value of each RSU award is based on the closing price of the Company’s ADSs on the preceding trading day of the date of grant. In March 2021, the Company awarded RSU awards with service conditions that vest over a four-year service period with 25% vesting on the first anniversary of the grant date, and the balance vesting quarterly over the remaining three-years. In March 2022, September 2022 and September 2025, the Company awarded RSU awards with service conditions that vest over a four-year service period with 25% vesting on the anniversary of the grant date.
The following is a summary of the Company's RSU activity for the 2018 Plan for the year ended December 31, 2025:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at December 31, 2024	32,412	$4.22
Granted	80,000	1.50
Vested	(17,949)	4.41
Forfeited	(1,963)	2.41
Unvested and outstanding at December 31, 2025	92,500	$1.87

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

As of December 31, 2025, there was $0.1 million of unrecognized share-based compensation expense related to unvested RSUs without performance conditions, which are expected to be recognized over a weighted average period of 3.56 years.
The total fair value of share RSU awards vested (including performance-based RSU awards) amounted to less than $0.1 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.
Share-based Compensation Expense
Share-based compensation expense recorded as research and development expenses, selling, general and administrative expenses and cost of sales is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development expenses, net	$4,943	$5,593
Selling, general and administrative expenses	8,063	9,622
Cost of sales	1,508	260
Capitalized to prepaid expenses and other non-current assets	(76)	(3)
Total Share-based Compensation Expense	$14,438	$15,472
Note 16. Net Loss Per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator
Net loss	$(287,528)	$(220,662)
Net Loss Attributable to Ordinary Shareholders - Basic and Diluted	$(287,528)	$(220,662)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	266,138,224	255,161,038
Net Loss Per Share - Basic and Diluted	$(1.08)	$(0.86)
For all periods presented, outstanding but unvested RSUs, share options and warrants have been excluded from the calculation, because their effects would be anti-dilutive. Therefore, the weighted average number of ordinary shares used to calculate both basic and diluted loss per share are the same for all periods presented.
The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	December 31,
	2025	2024
Unvested restricted stock units	92,500	32,412
Outstanding share options	31,130,935	20,754,316
Warrants	3,265,306	3,265,306
Total	34,488,741	24,052,034

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

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
On November 8, 2024 the Company was notified by the FDA that the Company’s BLA was approved, allowing for the marketing of AUCATZYL in the US for the treatment of adult patients (18 years and older) with r/r B-ALL. Consequently, the Company paid a regulatory milestone payment of £10.0 million to UCLB. On July 18, 2025, the Company was notified by the European Commission that the Company has been granted marketing approval for AUCATZYL (obecabtagene autoleucel) for the treatment of adult patients (26 years and older) with r/r B-ALL which triggered a £6.0 million regulatory milestone payment that was paid by the Company in accordance with the UCLB License Agreement. The Company recognized these regulatory milestone payments as an intangible asset.
Under the terms of the license, the Company has the right to grant sub-licenses to third parties, subject to certain restrictions. If the Company receives any income in connection with such sublicenses, it must pay UCLB a percentage of the income allocable to the value of the sublicensed intellectual property rights ranging from the low twenties to mid-single digits percent, decreasing based on the development expenses incurred by the Company and the passage of time. During the year ended December 31, 2025, less than $0.1 million was paid and accrued to UCLB by the Company relating to the income allocable to the value of the sublicensed intellectual property rights. UCLB has retained the right to use the licensed T cell programming modules for academic research purposes at UCL and with other academic institutions, subject to certain restrictions.
Upon commercialization of any of the Company’s products that use the in-licensed patent rights, the Company will be obligated to pay UCLB a flat royalty for each licensed product ranging from the low- to mid-single digits, depending on which technologies are deployed in the licensed product, based on worldwide annual net sales of each licensed product, subject to certain reductions, including for the market entry of competing products and for loss of patent coverage of licensed products. The Company may deduct from the royalties payable to UCLB a specified portion of any payments made to a third party to obtain a license to such third party’s intellectual property that is necessary to exploit any licensed products. Once net sales of a licensed product have reached a certain specified threshold, the Company may exercise an option to buy out UCLB’s rights to the remaining milestone payments, royalty payments, and sublicensing revenue payments for such licensed product, on terms to be negotiated at the time.
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Miltenyi Biotech B.V. & Co. KG
In September 2023, the Company entered into a non-exclusive sublicense agreement with Miltenyi Biotech B.V. & Co. KG (“Miltenyi”) under which the Company will have the right to develop, manufacture and use Miltenyi's or affiliates' sublicensed products. Under the agreement, the Company is obligated to make specified payments to Miltenyi upon the achievement of certain regulatory and clinical milestones. The Company recognized $0.4 million in aggregate relating to an upfront license payment and milestone payments that were deemed probable during the year ended December 31, 2024. There were no additional milestone payments deemed probable during the year ended December 31, 2025.
Note 18. Income Taxes
Net Loss Before Income tax are as follows (in thousands):

	Year Ended December 31,
	2025	2024
United Kingdom	$(290,109)	$(221,661)
United States of America	3,580	2,108
Switzerland and Germany	973	419
Net Loss Before Income Tax	$(285,556)	$(219,134)
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current tax expense
United States of America
Federal	$(1,674)	$(1,228)
State and local	(677)	(24)
United Kingdom	—	8
Switzerland and Germany	(252)	(459)
Total current tax expense	(2,603)	(1,703)

Deferred income tax benefit
United States of America
Federal	316	(140)
State and local	315	4
United Kingdom	—	—
Switzerland and Germany	—	311
Total deferred income tax benefit	631	175
Total Income Tax Expense	$(1,972)	$(1,528)
The Company recorded an income tax expense of $2.0 million and $1.5 million, for the years ended December 31, 2025 and 2024, respectively.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Deferred tax assets consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Other differences	$15,470	$18,761
Tax losses	237,927	136,406
Fixed assets	(1,816)	5,069
Total deferred tax assets	251,581	160,236
Valuation allowances	(248,021)	(156,997)
Net Deferred Tax Asset	$3,560	$3,239
The movements in the deferred tax asset valuation allowance consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Valuation allowance as of January 1,	$(156,997)	$(122,958)
Decrease in valuation allowance through net loss	(75,459)	(36,670)
Foreign currency translation adjustments	(15,565)	2,631
Valuation allowance as of December 31,	$(248,021)	$(156,997)
A reconciliation of income tax benefit at the United Kingdom statutory corporate income tax rate to the income tax expense is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net loss before taxes	$(285,556)	$(219,134)
U.K. statutory tax rate	25.0%	25.0%
Income tax benefit at U.K. statutory tax rate	71,389	54,783
United Kingdom
Tax-exempt reimbursable tax credits included within research and development expense	—	4,934
Non-deductible expenses	(17,505)	(26,757)
Adjustments in respect of prior years	19,745	2,363
Valuation allowance changes affecting the provision for income taxes	(74,571)	(36,022)
Other, net	(198)	71
Other foreign jurisdictions	(832)	(900)
Total income tax expense	$(1,972)	$(1,528)
Current income tax expense	$(2,603)	$(1,703)
Deferred income tax benefit	$631	$175

Effective rate of income tax	0.7%	0.7%
The Company is headquartered and has subsidiaries in the United Kingdom. Additionally, the Company has subsidiaries in the United States, Germany and Switzerland. The Company incurs tax losses in the United Kingdom. The United Kingdom corporate income tax rate was 25% for the years ended December 31, 2025 and 2024, respectively. The Company’s subsidiary in the United States has generated taxable profits due to a service agreement between the Company’s subsidiaries in the United States of America and the United Kingdom. The United States of America. federal corporate income tax rate was 21% for the years ended December 31, 2025 and 2024.
Deferred tax assets resulting from loss carryforwards, fixed assets and retirement benefits, with total deferred tax assets increasing by $0.3 million in 2025. The Company has recorded a valuation allowance against the net deferred tax asset where the recoverability due to future taxable profits is unknown. The $3.6 million deferred tax asset balance is related to the Company's United States of America subsidiary entity.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

At December 31, 2025, the Company had United Kingdom trading losses carryforward of $953.6 million. These losses are carried forward indefinitely under local law, but are subject to numerous utilization criteria and restrictions.
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
The Company operates in multiple jurisdictions with complex tax and regulatory environment and its tax returns are periodically audited or subjected to review by tax authorities. The following table summarizes tax years that remain subject to examination by tax jurisdiction as of December 31, 2025:

Jurisdiction	Open Tax Years Based on Originally Filed Returns
United Kingdom	2022 - 2024
United States	2022 - 2024
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

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

R&D tax credits of $10.6 million and $16.7 million were recognized for the years ended December 31, 2025 and 2024, respectively, and are recorded as offsets to research and development expense in the Company's consolidated statement of operations and comprehensive loss.
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
In January 2019, the Company executed a lease agreement with Whitewood Media Village GP Limited and Whitewood Media Village Nominee Limited to lease the fifth floor of MediaWorks including laboratory space. The Company has the option to terminate the lease in November 2026. In August 2021, MediaWorks became the Company's main corporate headquarters. In addition to base rent, the Company is obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability. The lease agreement includes an option to lease additional space. The lease term is nine years and eleven months with an eighteen-month rent free period at the beginning of the lease term. In addition, in January 2026, the Company entered into an amendment to the lease agreement that extended the lease term into November 2035. The amendment provides certain rent-free and reduced rent periods as an incentive, and includes a break window during which the Company may terminate the lease early in exchange for payment of a pre-specified rent penalty.
In February 2019, the Company agreed to enter into a fifteen-year lease for manufacturing space units located in Enfield, United Kingdom, provided that the landlord completed the required leasehold improvements described in the agreement. The Company executed these lease agreements for 3 manufacturing space units, each for fifteen-year lease terms upon such completion. The leases commenced in February 2019, with the option to terminate the lease in February 2029. In addition to base rent, the Company is obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability. In March 2021, one of the units was split in two separate units and the Company surrendered one of those units back to the landlord. The Company has no further obligations for the surrendered unit and the right of use asset and lease liability which were recorded for this unit were written off during the year ended December 31, 2021. In October 2021, the Company subleased two of the three remaining units to third parties with lease terms ending in February 2029 and October 2026, respectively. The Company completed an asset impairment analysis of the right-of-use lease concluding the undiscounted cash flows exceeded the carrying value as of December 31, 2025 which resulted the recognition of a $0.3 million impairment of operating lease right-of-use assets and related property and equipment.
In September 2021, the Company also entered into a lease agreement for 2,762 square feet of laboratory and office space in Gaithersburg, Maryland, with a term until March 2024. In September 2023, the Company extended the original lease term to March 2027.
On September 19, 2023, the Company entered into a 20-year lease agreement with the landlord for The Nucleus. The Company made fit-out costs in other areas of the building which may be required to be removed at the end of the lease term. On September 10, 2024, the Company completed a variation of the lease for the manufacturing facility, related to additional works at the site. The landlord will provide funding for certain specified improvements to the facility (the “Works”), which the Company commits to undertake on a mutually agreed schedule. Funding received for the Works done are deemed lease incentives in accordance with ASC 842. Once the Works are complete, the rental payments under the lease will be increased according to a specified formula for the remainder of the lease term from December 2025. The deed of variation does not affect the lease term, which continues to run for 20 years from September 19, 2023. In the three months ended December 31, 2025, the landlord handed over various portions of the facility upon the completion of the Works. The Company made fit-out costs in other areas of the building and may be required to be removed at the end of the lease term. As a result, as of December 31, 2025, the Company has recognized an estimated Asset Retirement Obligation (“ARO”) amounting to $0.4 million. The Company will continue to assess the ARO as more related assets are brought into use.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

The following table shows the lease balance sheet classification of leases for the years ended December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Assets
Operating lease right-of-use assets, net	$64,940	$55,498

Liabilities
Operating lease liabilities, current	4,565	2,998
Operating lease liabilities, non-current	66,822	49,631
Total Lease Liabilities	$71,387	$52,629
The following table shows the lease costs for the years ended December 31, 2025 and 2024 (in thousands):

		Year ended December 31,
Lease costs	Statement of Operations Classification	2025	2024
Operating lease costs	Research and development expenses, net	$2,199	$6,642
Variable costs	Research and development expenses, net	958	1,281
Short term lease costs	Research and development expenses, net	1,269	258

Operating lease costs	Selling, general and administrative expenses	4,518	1,393
Variable costs	Selling, general and administrative expenses	753	318
Short term lease costs	Selling, general and administrative expenses	100	117

Operating lease costs	Cost of sales	2,021	558
Variable costs	Cost of sales	228	64
Short term lease costs(1)	Cost of sales	(942)	—
Total Lease Costs		$11,104	$10,631
(1) Includes lease incentives received during the year ended December 31, 2025 relating to the Company's Nucleus facility lease.

	Year ended December 31,
Other information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases (in thousands)(1)	$(5,554)	$4,258
Weighted-average remaining lease term - operating leases (in years)	16.1 years	15.9 years
Weighted-average discount rate - operating leases	8.08%	8.15%
(1) Includes lease incentives received during the year ended December 31, 2025 relating to the Company's Nucleus facility lease.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Future fixed payments for non-cancellable operating leases in effect as of December 31, 2025 are payable as follows:

Operating Leases
Maturity of lease liabilities for the years ending December 31,	(in thousands)
2026	$8,633
2027	10,026
2028	9,115
2029	7,060
2030	7,059
Thereafter	88,060
Total lease payments	129,953
Less: imputed interest	(58,566)
Present Value of Lease Liabilities	$71,387
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
In previous periods, the Company has entered into agreements with certain advisory firms. The Company is obligated to make specified payments upon the achievement of certain strategic transactions involving the Company. During the year ended December 31, 2025, the Company paid a fee under these agreements.
The Company has estimated the probability of the Company achieving each potential milestone in relation to the agreements with UCLB and its agreements with certain advisory firms in accordance with ASC 450. The Company considers regulatory approval, commercial milestones and execution of collaboration agreements probable when actually achieved. Furthermore, the Company recognizes expenses for clinical milestones when their achievement is deemed probable. The Company concluded that as of December 31, 2025, there were no other milestones for which the likelihood of achievement was currently probable.
Capital Commitments
As of December 31, 2025, the Company’s unconditional purchase obligations for capital expenditure totaled $1.8 million and included signed orders for capital equipment and capital expenditure for construction and related expenditure relating primarily to its properties in the United Kingdom. The Company expects to incur the full amount of these obligations within one year.
Master Supply Commitments
In March 2018, we entered into a strategic, long-term supply agreement with Miltenyi Biotec GmbH (“Miltenyi”), for the supply of Miltenyi’s CliniMACS Prodigy instruments, reagents and disposables for the manufacture of Company's programmed T cell therapies, including for pre-clinical, clinical and commercial production of AUCATZYL, as well as the provision of related support services. In September 2023, the Company amended the supply agreement. The supply agreement sets forth procedures to ensure continuity of supply to the Company of Miltenyi’s products, both during the clinical phase and any future commercial phase of the Company's product candidates. After the initial ten-year term of the agreement, the Company has two separate options to renew the agreement, each for an additional five-year term. The Company has a three-month firm commitment to purchase to reagents and disposables pursuant to the agreement. The supply agreement contains customary termination provisions, allowing for termination by a party upon the other party’s uncured material breach, upon the other party’s bankruptcy or insolvency or upon the other party being subject to an extended period of force majeure events. The Company may also terminate the supply agreement upon advance written notice, if the Company decide to suspend or discontinue the development or commercialization of the Company's product candidates. The supply agreement is governed under the laws of Germany. As of December 31, 2025, the Company’s unconditional purchase obligations for reagents and disposables totaled $1.7 million, which the Company expects to incur within one year.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

Distribution Commitments
The Company entered into an Exclusive Distribution Agreement, effective as of April 25, 2024 (the “Effective Date”), with Cardinal Health 105, LLC (“Cardinal Health”). Pursuant to, and subject to the terms and conditions of, the Exclusive Distribution Agreement, the Company engaged Cardinal Health as its exclusive third-party logistics distribution agent for sales of AUCATZYL in the US. The Exclusive Distribution Agreement runs for an initial term of three years following commercial launch and automatically renews for additional terms of one year each, unless either party elects not to renew. Under the terms of the Exclusive Distribution Agreement, the Company must pay to Cardinal Health a one-time start-up fee, and a monthly account management fee upon the Company's commercial launch of AUCATZYL, and other fees for various services, including post-launch program implementation, information systems, warehouse operations and financial services. All fees related to this Exclusive Distribution Agreement are immaterial.
BioNTech Agreements
BioNTech License and Option Agreement - Product Options gain contingency
As the Product Options within the BioNTech License and Option Agreement were an embedded feature within a freestanding financial instrument, the Company assessed if the Product Options should be accounted for as a derivative under ASC 815. However, the Company determined the Product Options met the scope exception for derivative accounting under ASC 815 and therefore should be accounted for a gain contingency under the scope of ASC 450. As of December 31, 2025, Product Options were not exercised and therefore no amounts were recognized.
Refer to Note 12, “Liabilities Related to Future Royalties and Milestone, Net” for further details about the BioNTech's Obe-cel Product Revenue Interest.
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any litigation and did not have contingency reserves established for any liabilities as of December 31, 2025 and 2024.
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
Note 21. Employee Benefit Plans
In the United Kingdom, Germany and Switzerland, the Company makes contributions to defined contribution pension schemes on behalf of its employees. The Company expensed $3.6 million and $2.7 million in the years ended December 31, 2025 and 2024, respectively.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

In the United States, the Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches employee contributions up to four percent of the employee’s annual salary. The Company expensed $1.5 million and $1.0 million in contributions in the years ended December 31, 2025 and 2024, respectively. The Company pays all administrative fees related to the plan.
Note 22. Segment Reporting
Long-Lived Assets
Long-lived assets, which consist of property and equipment, net, and operating lease right-of-use assets, net, as reported in the Company’s consolidated balance sheets, were attributed to the following geographic areas (in thousands):

	December 31,
	2025	2024
United Kingdom	$127,658	$104,160
United States	455	891
Europe	390	—
Total Long-Lived Assets	$128,503	$105,051
For the year ended December 31, 2025, the Company recognized an impairment of long-lived assets relating to the operating lease right-of-use assets and related property and equipment of $0.3 million related to a leased property in Enfield, United Kingdom. For the year ended December 31, 2024, the Company recognized an impairment loss on operating lease right-of-use assets and related property and equipment of $0.4 million related to another leased property in Enfield, United Kingdom.
Revenue
Revenue recognized by geographic area are disclosed in Note 3, “Revenue”.
Segment profit or loss
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	December 31,
	2025	2024
Total revenue, net	$75,388	$10,120
Less operating expenses:
Cost of sales	(96,369)	(11,387)
Research and clinical development	(56,848)	(37,831)
Product delivery	(21,739)	(78,428)
Commercial and Medical affairs	(70,916)	(55,219)
Support functions	(80,899)	(66,300)
Other segment expenses, net (1)	(19,161)	(2,381)
Total operating expenses	(345,932)	(251,546)
Operating loss	(270,544)	(241,426)
Other income, net	515	220
Foreign exchange gains (losses)	2,163	(989)
Interest income	18,980	32,355
Interest expense, net	(36,670)	(9,294)
Income tax expense	(1,972)	(1,528)
Segment and consolidated net loss	$(287,528)	$(220,662)
(1) Other segment expenses, net include U.K. research and development tax credits, depreciation, amortization and share-based compensation expenses.

AUTOLUS THERAPEUTICS PLC
Notes to Consolidated Financial Statements — Continued

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
As of December 31, 2025, the carrying amount of the Blackstone Collaboration Agreement liability was $236.7 million, which included aggregated accrued interest expense and cumulative catch-up adjustment, of $27.9 million and $10.7 million for the years ended December 31, 2025 and 2024, respectively. Refer to Note 12, “Liabilities Related to Sales of Future Royalties and Milestones, Net” for further details.
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
As of December 31, 2025, the carrying amount of the BioNTech Liability was $43.5 million which included aggregated accrued interest expense and cumulative catch-up adjustment of $8.5 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively. Refer to Note 12, “Liabilities Related to Sales of Future Royalties and Milestones, Net” for further details.
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
Note 24. Subsequent Events
The Company evaluated subsequent events through March 27, 2026, the date on which these consolidated financial statements were issued. The Company identified the following subsequent event that has occurred and requires disclosure:
On January 21, 2026, the Company, entered into a Master Service Agreement with AGC Biologics S.p.A (“AGC”) for the manufacture and supply of lentiviral vector (the “Agreement”), a raw material which is used in Company’s manufacture of CAR-T products for clinical and commercial use. The Agreement replaces and supersedes the prior arrangement between the Company and AGC, pursuant to which AGC has provided similar products and services.
The Agreement sets forth the general terms and conditions applicable to AGC’s provision of products and services to the Company; specific projects will be set forth in individual work orders executed separately by the parties. The Agreement contains customary provisions regarding order placement and fulfillment, governance, regulatory support, change management, risk allocation, intellectual property, and confidentiality. The Agreement runs for a fixed term of ten years, and may be terminated by either party for default, or by the Company upon written notice (subject, in the latter case, to the payment of certain fees by the Company). The Agreement is non-exclusive with respect to each party. However, under the Agreement and the initial statement of work thereunder, the Company has committed to purchase a minimum of 14 batches of lentiviral vector during the first two calendar years of the term, and to purchase a minimum value of EUR 25 million of products and services during the subsequent five-year period. The Agreement also provides AGC with the first right to negotiate with the Company regarding the provision of new manufacturing activities in relation to obe-cel.