Form 10-Q
period 2026-03-31
Autolus Therapeutics plc
filed 2026-05-14
CIK 1730463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 13, 2026, the registrant had 266,155,786 ordinary shares (including shares in form of American Depositary Shares (“ADSs”)), par value $0.000042 per share, outstanding.

EXPLANATORY NOTE

Autolus Therapeutics plc (the “Company”) qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Accordingly, as a foreign private issuer, the Company remains exempt from the U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder, Regulation FD, and its officers, directors, and principal shareholders are not subject to the short-swing profit disclosure and recovery provisions contained in Section 16 of the Exchange Act.

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
•our ability to maintain regulatory approval of AUCATZYL in the US, European Union (“EU”) and United Kingdom (“U.K.”), to obtain and maintain regulatory approval for obe-cel for adult r/r B-ALL in additional territories and the timing thereof, and to obtain and maintain regulatory approval of our other product candidates in the indications for which we plan to develop them, and any related restrictions, limitations or warnings in the label of an approved drug or therapy;
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
•our license and option agreement with BioNTech (the “BioNTech License and Option Agreement”), including our potential to receive milestone payments and royalties under the agreement;
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

•additional costs and expenses related to our decision to voluntarily comply with certain U.S. domestic issuer reporting obligations before we are required to do so; and
•any other factors which may impact our financial results or future trading prices of our ADSs, and the impact of securities analysts’ reports on these prices.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	Note	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents		$130,925	$104,132
Marketable securities - Available-for-sale debt securities	7	98,509	196,578
Restricted cash		1,493	1,503
Accounts receivable, net	3	27,663	24,024
Inventories, net	8	33,233	33,209
Prepaid expenses and other current assets	9	77,012	76,469
Total current assets		368,835	435,915
Non-current assets:
Property and equipment, net	10	61,908	63,563
Intangible assets, net	11	18,976	19,809
Prepaid expenses and other non-current assets		194	249
Operating lease right-of-use assets, net		72,563	64,940
Long-term deposits		1,014	1,032
Deferred tax asset		3,575	3,560
Total assets		$527,065	$589,068
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$1,872	$3,083
Accrued expenses and other liabilities	12	46,766	55,792
Operating lease liabilities, current	16	3,061	4,565
Liabilities related to future royalties and milestones, net - current	15	11,900	10,000
Total current liabilities		63,599	73,440
Non-current liabilities:
Operating lease liabilities, non-current	16	76,895	66,822
Liabilities related to future royalties and milestones, net - non-current	15	277,268	270,200
Other long-term payables		477	477
Total liabilities		418,239	410,939

Commitments and contingencies	17

Shareholders’ equity:
Ordinary shares, $0.000042 par value; 490,909,783 and 490,909,783 shares authorized as of March 31, 2026 and as of December 31, 2025, respectively; 266,143,286 and 266,143,286, shares issued at March 31, 2026 and December 31, 2025, respectively; 266,155,786 and 266,143,286, shares outstanding at March 31, 2026 and December 31, 2025, respectively		12	12
Deferred shares, £0.00001 par value; 34,425 shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025		—	—
Deferred B shares, £0.00099 par value; 88,893,548 shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025		118	118
Deferred C shares, £0.000008 par value; 1 share authorized, issued and outstanding at March 31, 2026 and December 31, 2025		—	—
Additional paid-in capital		1,573,673	1,570,107
Accumulated other comprehensive loss		(6,627)	(5,356)
Accumulated deficit		(1,458,350)	(1,386,752)
Total shareholders’ equity		108,826	178,129
Total liabilities and shareholders’ equity		$527,065	$589,068
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

		Three Months Ended March 31,
	Note	2026	2025
Revenue:
Product revenue, net	3	$26,218	$8,982
Total revenue, net		26,218	8,982
Cost and operating expenses:
Cost of sales		(24,568)	(17,951)
Research and development expenses, net		(21,210)	(26,734)
Selling, general and administrative expenses		(39,953)	(29,537)
Loss from operations		(59,513)	(65,240)
Other income (expense):
Other income, net		100	129
Foreign exchange (losses) gains, net		(2,667)	1,181
Interest income		2,469	6,137
Interest expense, net	4	(11,124)	(10,143)
Total other (expenses) income, net		(11,222)	(2,696)
Net loss before income tax		(70,735)	(67,936)
Income tax expense		(863)	(2,225)
Net loss		(71,598)	(70,161)
Other comprehensive (loss) income:
Foreign currency exchange translation adjustment		(1,130)	10,668
Unrealized holding (losses) gains on available-for-sale debt securities, net of tax of $0 and $0, respectively		(141)	400
Total other comprehensive (loss) income, net of tax		(1,271)	11,068
Total comprehensive loss		$(72,869)	$(59,093)

Basic and diluted net loss per ordinary share	5	$(0.27)	$(0.26)
Weighted-average basic and diluted ordinary shares	5	266,143,425	266,126,548
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited, in thousands, except share amounts)

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	266,143,286	$12	34,425	$—	88,893,548	$118	1	$—	$1,570,107	$(5,356)	$(1,386,752)	$178,129
Share-based compensation expense	—	—	—	—	—	—	—	—	3,566	—	—	3,566
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,271)	—	(1,271)
Net loss	—	—	—	—	—	—	—	—	—	—	(71,598)	(71,598)
Balance at March 31, 2026	266,143,286	$12	34,425	$—	88,893,548	$118	1	$—	$1,573,673	$(6,627)	$(1,458,350)	$108,826

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	266,121,689	$12	34,425	$—	88,893,548	$118	1	$—	$1,555,593	$(29,174)	$(1,099,224)	$427,325
Share-based compensation expense	—	—	—	—	—	—	—	—	2,876	—	—	2,876
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	3,648	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	11,068	—	11,068
Net loss	—	—	—	—	—	—	—	—	—	—	(70,161)	(70,161)
Balance at March 31, 2025	266,125,337	$12	34,425	$—	88,893,548	$118	1	$—	$1,558,469	$(18,106)	$(1,169,385)	$371,108

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(71,598)	$(70,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	2,209	1,992
Amortization of intangible assets	490	285
Inventory reserves and write-offs	2,046	—
Loss on disposal of property and equipment	2	3
Share-based compensation net of amounts capitalized	3,565	2,867
Interest expense accrued on liabilities related to future royalties and milestones, net	11,030	10,137
Accretion of available-for-sale securities	(935)	(2,639)
Foreign exchange differences	3,511	(1,896)
Non-cash operating lease expense	883	1,059
Deferred income tax	(16)	487
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(1,894)	610
Decrease in prepaid expenses and other non-current assets	52	116
Increase in inventories, net	(2,541)	(10,099)
Increase in accounts receivable, net	(3,632)	(14,335)
(Decrease) increase in accounts payable	(1,173)	1,862
Increase in deferred revenue	—	4,725
(Decrease) increase in accrued expenses and other liabilities	(7,510)	3,248
Increase (decrease) in operating lease liability	194	(3,826)
Net cash used in operating activities	(65,317)	(75,565)
Cash flows from investing activities:
Acquisition of property and equipment	(2,688)	(8,243)
Purchases of marketable securities: available-for-sale debt securities	(14,721)	(71,304)
Proceeds from maturities and redemptions of marketable securities: available-for-sale debt securities	113,560	20,000
Net cash provided by (used in) investing activities	96,151	(59,547)
Cash flows from financing activities:
Payments of liabilities related to future royalties and milestones, net	(2,062)	—
Net cash (used in) provided by financing activities	(2,062)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,989)	3,558
Net increase (decrease) in cash, cash equivalents and restricted cash	26,783	(131,554)
Cash, cash equivalents and restricted cash, beginning of period	105,635	228,805
Cash, cash equivalents and restricted cash, end of period	$132,418	$97,251

AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Unaudited supplemental cash flow information
Cash paid for income taxes	$209	$9

Unaudited supplemental non-cash flow information
Property and equipment purchases included in accounts payable or accrued expenses	$145	$2,279
Leased assets obtained in exchange for operating lease liabilities	$9,123	$71
Capitalized share-based compensation, net of forfeitures	$1	$9
Capitalized implementation costs included in accounts payable and accrued expenses	$137	$289

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$130,925	$95,799
Restricted cash	1,493	1,452
Total cash, cash equivalents and restricted cash	$132,418	$97,251

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1. Nature of the Business
Autolus Therapeutics plc (with its subsidiaries, collectively, “Autolus” or the “Company”) is a commercial-stage biopharmaceutical company developing next-generation programmed T cell therapies for the treatment of cancer and autoimmune diseases. Using its broad suite of proprietary and modular T cell programming technologies, the Company is engineering precisely targeted, controlled and highly active T cell therapies that are designed to better recognize target cells, break down their defense mechanisms and attack and kill these cells. The Company believes its programmed T cell therapies have the potential to be best-in- class and to offer patients substantial benefits over the existing standard of care, including the potential for cure in some patients.
On November 8, 2024 Autolus was notified by the United States Food and Drug Administration (the “FDA”) that its biologics license application (“BLA”) was approved, allowing for the marketing of AUCATZYL (obecabtagene autoleucel, also known as obe-cel) in the United States for the treatment of adult patients (18 years and older) with r/r B-ALL. The first sale of AUCATZYL in the United States occurred in January 2025.
The United Kingdom Medicines and Healthcare products Regulatory Agency granted AUCATZYL conditional marketing authorization in April 2025. In November 2025, the National Institute for Health and Care Excellence recommended AUCATZYL for use in the National Health Service (“NHS”) in England and Wales as a treatment option for adult patients (age 26 and older) with r/r B-ALL. We launched AUCATZYL in the United Kingdom in January 2026, and it is available through routine commissioning by the NHS.
In July 2025, the European Commission granted marketing authorization for AUCATZYL in adult patients (age 26 and older) with r/r B-ALL. Evaluation of potential pricing and feasibility of market entry opportunities in certain EU countries is ongoing. At this time, the EU launch, including launch in Germany, is on hold. The Company did not generate any EU product revenue of AUCATZYL in 2025 and does not anticipate any EU product revenue in 2026.
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
The Company is a public limited company incorporated under the laws of England and Wales, and qualifies as a “foreign private issuer,” as such term is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 3b-4 under the Exchange Act, and, therefore, is not subject to the same requirements that are imposed upon United States domestic issuers by the Securities and Exchange Commission (the “SEC”). The Company has decided to voluntarily file periodic reports, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K on United States domestic issuer forms, which are more detailed and extensive in certain respects, and which must be filed more promptly than the forms currently required for foreign private issuers. Although the Company has voluntarily chosen to file periodic reports and current reports on United States domestic issuer forms, the Company has maintained its status as a foreign private issuer and is not subject to certain other requirements imposed on United States domestic issuers.

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
The condensed consolidated balance sheet at December 31, 2025, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The significant accounting policies used in the preparation of these unaudited condensed consolidated interim financial statements are consistent with those discussed in Note 2, “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 27, 2026 (the “Annual Report”). The information included in these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025, included in the Annual Report.
These unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly state the Company’s financial position as of March 31, 2026, and the results of its operation for the three-month period ended March 31, 2026, and cash flows for the three-month period ended March 31, 2026. The interim results and cash flows are not necessarily indicative of results and cash flows that may be expected for the year ending December 31, 2026.
Going Concern
In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, the Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.
The Company has incurred recurring losses since its inception, including net losses of $71.6 million and $70.2 million for the three months ended March 31, 2026 and 2025, respectively. The Company had an accumulated deficit of $1,458.4 million and $1,386.8 million as of March 31, 2026 and December 31, 2025, respectively.
Notwithstanding these conditions, based on its cash and cash equivalents and marketable securities of $130.9 million and $98.5 million, respectively, as of March 31, 2026, together with its forecasted operating plan, the Company expects that its existing financial resources will be sufficient to fund its operations for at least one year from the date these condensed consolidated financial statements are issued. Accordingly, management has concluded that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.
In performing this assessment, the Company prepared cash flow forecasts for the one-year period from the date of issuance, which reflect management’s current operating plan and expectations. These forecasts include assumptions regarding increases in product revenues and gross margin, cost reductions resulting from the restructuring actions announced in April 2026, and expected timing of cash inflows from R&D tax credits, including the R&D tax credit claimed by the Company in its corporate tax return for the accounting period to December 2023 that is subject to ongoing discussions with the United Kingdom tax authority. These assumptions are subject to uncertainty due to numerous factors, including the Company’s limited sales history following its recent product launches in the U.S. and U.K., it’s ability to obtain cost reductions, and other factors outside the Company’s control. While management believes these assumptions are reasonable, actual results may differ, and the Company may use its cash resources sooner than currently expected.
The Company has historically funded its operations primarily through the issuance of equity securities, licensing and collaboration arrangements, and other strategic financing transactions. The Company expects to continue to incur losses for the foreseeable future as it advances the development, approval, and commercialization of its product candidates. While the Company may require additional capital to support its operating plans and achieve profitability, such funding is not expected to be required to meet its obligations as they become due within one year from the date these condensed consolidated financial statements are issued.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Use of Estimates
The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated interim financial statements include, but are not limited to, the accrual for research and development expenses, income taxes and present value of liabilities related to future royalties and milestones, net including the related interest expense and cumulative catch-up adjustment, incremental borrowing rates related to the Company’s leased properties, and the estimated expected rebate and chargeback percentage for revenue deductions related to product revenue, net. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.
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
Product revenue, net
Product revenue
During the three-month period ended March 31, 2025, the Company’s product revenue, net was solely comprised of sales of AUCATZYL in the U.S. The Company uses Cardinal Health 105, LLC (“Cardinal Health”) as an agent to deliver the Company’s product, AUCATZYL, to Authorized Treatment Centers (“ATC”). The ATCs are responsible for the treatment of the patient including infusion of the product which occurs in two separate doses. Cardinal Health is obligated to pay the Company for the product upon the delivery and acceptance of the product at the ATC within standard payment terms. The ATC is obligated to pay Cardinal Health for the product upon receipt and acceptance of the product and is entitled to a credit in certain circumstances, including when the patient is not administered one or both doses.
During the three-months ended March 31, 2026, the Company launched AUCATZYL in the U.K. Consequently, the Company's product revenue, net now includes sales of AUCATZYL in the U.S. and U.K. AUCATZYL is available through the National Health Service (“NHS”) and private treatment centers.
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
Gross-to-net deductions
Product revenue, net of gross-to-net deductions, is recognized only to the extent that a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with gross-to-net deductions is subsequently resolved. In the United States, product revenue is recognized net of estimated rebates and chargebacks, patient travel assistance and patient co-pay assistance deductions. These deductions to product revenue are referred to as gross-to-net deductions and are estimated and recorded in the period in which the related product revenue occurs. Currently there are no such deductions for sales outside of the United States.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Rebates and chargebacks
Rebates and chargebacks are based on contractual arrangements or statutory requirements and include amounts due to payors and healthcare providers under various programs. These amounts may vary by payor and individual plans. Providers qualified under certain programs can purchase the Company’s products through the Company’s third-party logistics partner at a discount. The Company’s third-party logistics partner then charge the discount back to the Company.
In the United States, rebates and chargebacks are estimated primarily based on product sales, including pricing, historical and estimated payor mix, setting of care and discount rates, among other inputs, which require significant estimates and judgment. The Company assesses and updates its estimates each reporting period to reflect actual claims and other current information.
In the United States, the chargebacks the Company participates in for covered entities under the 340B Program, the Department of Defense (DoD), and the Department of Veteran Affairs (VA), whereby pricing on products is extended below list price to participating entities. These entities purchase products at the lower program price then charge the Company the difference between their acquisition cost and the lower program price. The price differential is accrued for as part of the gross to net liabilities and will be reflected as a reduction to accounts receivable, net when actual chargeback is processed and applied. Currently there are no such chargebacks for sales outside of the United States.
In the United States, the rebates the Company participates in are state government Medicaid programs and the TriCare program. All discounts and rebates provided through these programs are included in the Company’s Medicaid and TriCare rebate accrual. The estimated amount of unpaid or unbilled rebates are recognized and presented as a liability. Currently there are no such rebates for sales outside of the United States.
Patient Co-Pay Assistance
The Company may provide co-pay or other financial assistance to patients, such as travel and lodging reimbursement, which are treated as consideration payable to a customer and recorded as a reduction to product sales based on an estimate of the amounts to be paid at the time revenue is recognized.
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
The Company recorded foreign exchange losses of $2.7 million and foreign exchange gains of $1.2 million for the three months ended March 31, 2026 and 2025, respectively, which are included in foreign exchange (losses) gains, net in the unaudited condensed consolidated statements of operations and comprehensive loss.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve the disclosures about entity’s expenses. The amendments apply to all public business entities. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact this new accounting will have on its consolidated financial statements and disclosures
In January 2025, the FASB issued ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. FASB clarified that all public business entities should initially adopt the disclosure requirements in the ASU 2024-03 in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

In July 2025, the FASB issued ASU 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to provide all entities with a practical expedient and entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The adoption of ASU 2025-05 in the current period has not had a material effect on the Company’s consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software to remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this new accounting will have on its consolidated financial statements and disclosures
In December 2025, the Financial Accounting Standards Board (the “FASB”) issued the Accounting Standards Update (“ASU”) 2025-12, Codification Improvements that represent changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. This ASU is not expected to have a material effect on the Company’s consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements to clarify interim disclosure requirements and the applicability of Topic 270, Interim Reporting. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. The Company is currently evaluating the impact this new accounting will have on its consolidated financial statements and disclosures
In January 2025, the FASB issued ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. FASB clarified that all public business entities should initially adopt the disclosure requirements in the ASU 2024-03 in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.
Note 3. Revenue
Product revenue, net
On November 8, 2024, the Company was notified by the FDA that the Company’s BLA was approved, allowing for the marketing of AUCATZYL in the United States for the treatment of adult patients with r/r B-ALL. The first sale of AUCATZYL in the United States occurred in January 2025. In November 2025, the NICE recommended AUCATZYL for use in the NHS in England and Wales as a treatment option for adult patients (age 26 and older) with r/r B-ALL. The first sale of AUCATZYL in the United Kingdom occurred in January 2026.
Product revenue, net recognized after estimated deductions for rebates and chargebacks for the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Product revenue, net	$26,218	$8,982
Accounts receivable from contracts with customers
Accounts receivable, net as of March 31, 2026 and December 31, 2025 was $27.7 million and $24.0 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of March 31, 2026 and December 31, 2025, based on the Company's third-party agreements are immaterial.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Accruals for rebates and chargebacks
Current accruals for rebates and chargebacks as of March 31, 2026 were as follows (in thousands):

	Rebates	Chargebacks	Total
As of December 31, 2025	$3,656	$1,335	$4,991
Rebate and chargeback accruals related to product revenue recognized in the period	2,461	1,049	3,510
Payments and credits made	(547)	(1,213)	(1,760)
Adjustments related to prior period sales	—	(11)	(11)
As of March 31, 2026	$5,570	$1,160	$6,730
Note 4. Interest Expense, Net
Interest expense, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense accrued on liabilities related to future royalties and milestones, net	$11,030	$10,138
Other interest expense	94	5
Total interest expense	$11,124	$10,143
Note 5. Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss	$(71,598)	$(70,161)
Net loss	$(71,598)	$(70,161)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	266,143,425	266,126,548
Basic and diluted net loss per ordinary share	$(0.27)	$(0.26)
For all periods presented, outstanding but unvested RSUs, share options and warrants have been excluded from the calculation as their effects would be anti-dilutive. Therefore, the weighted average number of ordinary shares used to calculate both basic and diluted loss per share are the same for all periods presented.
The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Unvested restricted stock units	4,041,786	16,250
Outstanding share options	37,697,453	30,478,805
Warrants	3,265,306	3,265,306
Total	45,004,545	33,760,361

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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2026
	Aggregate estimated fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$89,392	$89,392	$—	$—
Commercial paper	6,736	6,736	—	—
	$96,128	$96,128	$—	$—

Assets classified as marketable securities: available-for-sale debt securities
Commercial paper	$29,814	$—	$29,814	$—
Corporate debt securities	30,916	—	30,916	—
United Kingdom Government Securities	17,763	—	17,763	—
United States Treasury Bills	20,016	20,016	—	—
	$98,509	$20,016	$78,493	$—
	$194,637	$116,144	$78,493	$—

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

	December 31, 2025
	Aggregate estimated fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$71,191	$71,191	$—	$—
United Kingdom Government Securities	301	—	301	—
United States Treasury Bills	1,753	—	1,753	—
	$73,245	$71,191	$2,054	$—

Assets classified as marketable securities: available-for-sale debt securities
Commercial paper	$52,589	$—	$52,589	$—
Corporate debt securities	58,299	—	58,299	—
United Kingdom Government Securities	66,175	—	66,175	—
United States Treasury Bills	19,515	19,515	—	—
	$196,578	$19,515	$177,063	$—
	$269,823	$90,706	$179,117	$—
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
As of March 31, 2026 and December 31, 2025, the Company did not have non-financial assets measured at fair value on a recurring basis. During the three months ended March 31, 2026 and the year ended December 31, 2025, there were no transfers between fair value levels.
Note 7. Marketable Securities: Available-For-Sale Debt Securities
As of March 31, 2026 and December 31, 2025, the Company has the following investments in available-for-sale debt securities, which are categorized as marketable securities: available-for-sale debt securities on the balance sheet depending on their maturity at acquisition (in thousands):

	March 31, 2026
	Remaining contractual maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value
Marketable securities: available-for-sale debt securities:
Commercial paper	within 1 year	$29,820	$1	$(7)	$29,814
Corporate debt securities	within 1 year	30,906	12	(2)	30,916
United Kingdom Government Securities	within 1 year	17,764	—	(1)	17,763
United States Treasury Bills	within 1 year	20,005	13	(2)	20,016
Total		$98,495	$26	$(12)	$98,509

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

	December 31, 2025
	Remaining contractual maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value
Marketable securities: available-for-sale debt securities:
Commercial paper	within 1 year	$52,569	$21	$(1)	$52,589
Corporate debt securities	within 1 year	58,226	74	(1)	58,299
United Kingdom Government Securities	within 1 year	66,162	12	—	66,174
United States Treasury Bills	within 1 year	19,466	50	—	19,516
Total		$196,423	$157	$(2)	$196,578
The number of securities held by the Company and aggregate fair value (in thousands) and in an unrealized loss position as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026
	Number of securities held	Gross unrealized losses	Fair market value of investments in an unrealized loss position
Marketable securities: available-for-sale debt securities in a continuous loss position for less than 12 months:
Commercial paper	8	$(7)	$16,611
Corporate debt securities	4	(2)	8,478
United Kingdom Government Securities	1	(1)	17,763
United States Treasury Bills	1	(2)	5,011
Total	14	$(12)	$47,863

	December 31, 2025
	Number of securities held	Gross unrealized losses	Fair market value of investments in an unrealized loss position
Marketable securities: available-for-sale debt securities in a continuous loss position for less than 12 months:
Commercial paper	2	$(1)	$2,454
Corporate debt securities	2	(1)	7,000
Total	4	$(2)	$9,454
The aggregated net unrealized loss on available-for-sale debt securities in the amount of $0.1 million has been recognized in accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet as of March 31, 2026.
At March 31, 2026, the Company held 14 marketable securities: available-for-sale debt securities out of its total investment portfolio that were in a continuous unrealized loss position. As of March 31, 2026, no allowance for expected credit losses has been recognized in relation to securities in an unrealized loss position. The related unrealized losses are not severe, have been for a short duration and are due to normal market, exchange rate fluctuations and all securities have an investment-grade credit rating. The Company neither intends to sell these investments nor has concluded that it will more-likely-than-not have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity.
There were no amounts reclassified out of other comprehensive income (loss), net of tax during the three months ended March 31, 2026 and during the year ended December 31, 2025.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 8. Inventories, Net
Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$12,590	$16,160
Consumables	6,843	8,021
Work in progress	6,255	3,633
Finished goods	7,545	5,395
Total inventories, net	$33,233	$33,209
Inventory write-downs as a result of excess, obsolescence, scrap or other reasons are recorded in cost of sales in the Company’s consolidated statements of operations. For the three months ended March 31, 2026 and 2025, inventory write-downs were $2.0 million and nil, respectively. Inventory write-downs were mainly related to inventory in excess of expected demand and shelf-life expiration. Inventory amounts above are net of the associated inventory write-downs.
Note 9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Research and development claims receivable	$46,922	$45,870
Prepayments	15,798	21,275
Other receivables	6,969	915
VAT receivable	3,443	3,577
Deferred cost	2,621	3,429
Accrued interest income	740	874
Lease and lease deposit receivable	519	529
Total prepaid expenses and other current assets	$77,012	$76,469
Note 10. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Lab equipment	$54,747	$55,586
Office equipment	6,831	6,883
Furniture and fixtures	2,614	2,651
Leasehold improvements	15,482	15,762
Assets under construction	28,008	27,075
Less: accumulated depreciation	(45,774)	(44,394)
Total property and equipment, net	$61,908	$63,563
Depreciation expense for the three months ended March 31, 2026 and 2025 was $2.2 million and $1.9 million, respectively.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 11. Intangible Assets, Net
The following table summarizes the carrying amount of the Company's intangible assets, net of accumulated amortization (in thousands):

	March 31,	December 31,
	2026	2025
Licensed IP rights	$21,145	$21,528
Less: accumulated amortization	(2,169)	(1,719)
Total intangibles assets, net	$18,976	$19,809
Amortization expense for the three months ended March 31, 2026 and 2025 was $0.5 million and $0.3 million, respectively. The estimated annual amortization expense related to this asset is $1.9 million for each of the five years ending in 2031.
On July 18, 2025, the Company was notified by the European Commission that the Company has been granted marketing approval for AUCATZYL (obecabtagene autoleucel) for the treatment of adult patients (26 years and older) with r/r B-ALL, which triggered a £6.0 million regulatory milestone payment that was paid by the Company to UCL Business Ltd (“UCLB”) in the third quarter of 2025, pursuant to a certain exclusive license agreement, as amended (the “UCLB License Agreement”). This milestone payment was capitalized as an intangible assets and amortized over the remaining useful life of the patent.
Note 12. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Compensation and benefits	$18,718	$26,224
Manufacturing accruals	7,544	6,861
Rebates, chargebacks and returns	6,730	4,991
Professional fees	5,655	7,679
Research and development costs	5,506	8,009
Other liabilities	2,613	2,028
Total accrued expenses and other liabilities	$46,766	$55,792
Note 13. Shareholders’ Equity
Ordinary Shares
Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the Company’s board of directors and declared by the shareholders. As of March 31, 2026, the Company has not declared any dividends.
Restricted Stock Units
At March 31, 2026, restricted stock unit awards for 12,500 ordinary shares had vested but the underlying shares had not been issued. However, these vested restricted stock unit awards have been included in the calculation of the Company’s outstanding shares at March 31, 2026 as they are considered issuable for little or no cash consideration. Subsequent to March 31, 2026, 12,500 of the underlying ordinary shares will be issued.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 14. Share-Based Compensation
2025 Employee Share Purchase Plan
In May 2025, the Company’s board of directors adopted the 2025 Employee Share Purchase Plan (the “Purchase Plan” or “ESPP”), which became effective upon approval by the Company’s shareholders in June 2025. The following description of the Purchase Plan is a summary only and is qualified in its entirety by reference to the complete text of the Purchase Plan. Subject to adjustment for certain changes in the Company’s capitalization, the maximum number of Shares (as defined therein) that may be issued under the Purchase Plan is 3,000,000. The Purchase Plan includes both (i) a 423 Component (as defined therein), which is intended to be used to grant rights to purchase Shares which qualify as options issued under an “employee stock purchase plan” as that term is defined in Section 423(b) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and (ii) a Non-423 Component (as defined therein), which is intended to be used to grant rights to purchase Shares which do not qualify for such treatment under the Code. The UK Sharesave Sub-Plan has been adopted as a sub-plan to the Purchase Plan. The Sharesave is a UK “all employee” share option plan, which is intended to satisfy the requirements of Schedule 3 of ITEPA for tax qualifying save-as-you-earn share options plans. The Purchase Plan, including any sub-plans, is administered by the Company’s board of directors, which may delegate such administration to a committee comprised of one or more members of the board. The plan administrator has the power, subject to the provisions of the Purchase Plan, to determine when and how rights to purchase the Company’s shares will be granted, the provisions of each offering of such rights (which need not be identical), and whether employees of any of Autolus parent or subsidiary companies will be eligible to participate in the Purchase Plan. The Company has not yet initiated any purchase periods or granted shares under the ESPP as of March 31, 2026.
2025 Inducement Plan
The Company’s 2025 Inducement Plan (the “2025 Inducement Plan”) became effective on March 27, 2025 and, in accordance with Nasdaq listing rules and the SEC requirements, provides for issuance of inducement equity awards to qualifying individuals in connection with their entering into employment with the Company or its affiliates. Awards granted under the 2025 Inducement Plan will not exceed 3,000,000 ADSs, representing an equal number of ordinary shares. Equity awards granted under the 2025 Inducement Plan generally vest in the same manner as other Company share option awards, with 25% of the share option awards vesting one year after the vesting commencement date and the remainder of the awards vesting in equal monthly installments over three additional years. Restricted share unit awards under the 2025 Inducement Plan generally vest in four equal annual installments.
The following table summarizes the total share-based compensation expense included in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses, net	$941	$998
Selling, general and administrative expenses	2,361	1,732
Cost of sales	264	146
Capitalized to prepaid expenses and other non-current assets	(1)	(9)
Total share-based compensation expense	$3,565	$2,867

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Share Options
The table below summarizes Company’s share option activity during the three months ended March 31, 2026:

	Number of Options	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2025	31,130,935	$4.11	7.75	$1,977
Granted	7,196,365	1.53		—
Forfeited	(436,042)	2.33		—
Expired	(193,805)	2.71		—
Outstanding as of March 31, 2026	37,697,453	$3.65	7.95	$66
Exercisable as of March 31, 2026	17,861,459	$5.49	6.67	$66
Vested and expected to vest as of March 31, 2026	37,697,453	$3.65	7.95	$66

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of ordinary shares for those options in the money as of March 31, 2026.

The weighted average grant-date fair value of share options granted was $1.09 per share option for the three months ended March 31, 2026. The weighted average grant-date fair value of share options granted was $1.34 per share option for the three months ended March 31, 2025.
The total intrinsic value of share options exercised was nil for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the total unrecognized compensation expense related to unvested share options was $16.0 million, which the Company expects to recognize over a weighted average vesting period of 3.22 years.
Restricted Stock Units
The table below summarizes Company’s restricted stock unit (“RSU”) awards activity during the three months ended March 31, 2026:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at December 31, 2025	92,500	$1.87
Granted	3,963,256	1.59
Vested	(12,500)	4.23
Forfeited	(1,470)	1.62
Unvested and outstanding at March 31, 2026	4,041,786	$1.58
As of March 31, 2026, there was $6.1 million of unrecognized share-based compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 3.90 years.

Note 15. Liabilities Related to Future Royalties and Milestones, Net
The following table summarizes the carrying amount of the Company’s liabilities related to future royalties and milestones, net (in thousands):

Balance at December 31, 2025	$280,200
Interest expense accrued on liabilities related to future royalties and milestones, net	11,030
Revenue share payments	(2,062)
Balance at March 31, 2026	$289,168
During the three months ended March 31, 2026 and 2025, interest expense on liabilities related to future royalties and milestones, net amounted to $11.0 million and $10.1 million, respectively.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

There were no cumulative catch-up adjustments for the three months ended March 31, 2026 and 2025, respectively.
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

BioNTech Agreements
On February 6, 2024, the Company concurrently entered into the BioNTech Agreements. The BioNTech Agreements were entered into in contemplation of one another and, accordingly, the Company assessed the accounting for these agreements in the aggregate. The following descriptions of the BioNTech Agreements do not purport to be complete and are qualified in their entirety by reference to the full texts of such agreements.
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

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

The carrying amount of the Blackstone Collaboration Liability and BioNTech Liability is based on the Company’s estimate of the future royalties to be paid to Blackstone and BioNTech over the life of the arrangement as discounted using an effective interest rate. The excess or deficit of estimated present value of future royalties over the initial carrying amount, is recognized using the cumulative catch-up method within interest expense using the initial effective interest rate. The imputed rate of interest on the unamortized portion of the Blackstone Collaboration Liability and BioNTech Liability was approximately 15.80% and 28.70% as of March 31, 2026 and 2025, respectively.
On a quarterly basis, the Company assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent the present value of such payments is greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will adjust the amortization of the BioNTech Liability using the cumulative catch-up method.
Note 16. Leases
Operating leases - Lessee
The Company leases certain office space, laboratory space, and equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present.
The Company’s costs as a lessee for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$2,610	$2,172
Variable costs	420	496
Short term lease costs	—	15
Total lease costs	$3,030	$2,683
Supplemental cash flow information for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
Other information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash (inflows) outflows from operating leases(1)	$1,558	$(2,163)
(1) Includes lease incentives received during the three months ended March 31, 2025 relating to the Company’s Nucleus facility lease.
The weighted average remaining lease term and weighted average discount rate of operating leases as of March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Weighted-average remaining lease term - operating leases	15.5 years	16.1 years
Weighted-average discount rate - operating leases	7.97%	8.16%

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

The maturities of operating lease liabilities as of March 31, 2026 were as follows (in thousands):

2026	$6,763
2027	9,538
2028	8,606
2029	9,447
2030	9,447
Thereafter	97,505
Total lease payments	141,306
Less: imputed interest	(61,350)
Present value of lease liabilities	$79,956
Note 17. Commitments and Contingencies
License Agreements
In September 2014, the Company entered into the UCLB License Agreement. In connection with the UCLB License Agreement, the Company is required to make annual license payments and may be required to make payments to UCLB upon the achievement of specified milestones, including upon regulatory approval for obe-cel. During the three months ended March 31, 2026, $0.8 million was paid or payable to UCLB by the Company, relating to the income allocable to the value of the sublicensed intellectual property rights and royalties.
On July 18, 2025, the Company was notified by the European Commission that the Company has been granted marketing approval for AUCATZYL (obecabtagene autoleucel) for the treatment of adult patients (26 years and older) with r/r B-ALL which triggered a £6.0 million regulatory milestone payment that was paid by the Company in accordance with the UCLB License Agreement n the third quarter of 2025.
Contractual obligations
In previous periods, the Company has entered into agreements with certain advisory firms. The Company is obligated to make specified payments upon the achievement of certain strategic transactions involving the Company. There were no fees paid or payable to strategic advisory firms during the three months ended March 31, 2026 and 2025, respectively.
The Company has estimated the probability of the Company achieving each potential milestone in relation to the agreements with UCLB and its agreements with certain advisory firms in accordance with ASC 450. The Company considers regulatory approval, commercial milestones and execution of collaboration agreements probable when actually achieved. Furthermore, the Company recognizes expenses for clinical milestones when their achievement is deemed probable. The Company concluded that as of March 31, 2026, there were no other milestones for which the likelihood of achievement was currently probable.

Capital Commitments
As of March 31, 2026, the Company’s unconditional purchase obligations for capital expenditures totaled $1.3 million and included signed orders for capital equipment and capital expenditures for construction and related expenditures relating to its properties in the United Kingdom and the United States. The Company expects to incur the full amount of these obligations within one year.
Master Supply Commitments
As of March 31, 2026, the Company’s unconditional purchase obligations with Miltenyi Biotec GmbH for reagents and consumables totaled $1.1 million, which the Company expects to incur within one year.
On January 21, 2026, the Company, entered into a Master Service Agreement with AGC Biologics S.p.A (“AGC”) for the manufacture and supply of lentiviral vector (the “AGC Agreement”), a raw material which is used in Company’s manufacture of CAR-T products for clinical and commercial use. The AGC Agreement replaces and supersedes the prior arrangement between the Company and AGC, pursuant to which AGC has provided similar products and services.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

The Agreement sets forth the general terms and conditions applicable to AGC’s provision of products and services to the Company; specific projects will be set forth in individual work orders executed separately by the parties. The AGC Agreement contains customary provisions regarding order placement and fulfillment, governance, regulatory support, change management, risk allocation, intellectual property, and confidentiality. The AGC Agreement runs for a fixed term of ten years, and may be terminated by either party for default, or by the Company upon written notice (subject, in the latter case, to the payment of certain fees by the Company). The AGC Agreement is non-exclusive with respect to each party. However, under the Agreement and the initial statement of work thereunder, the Company has committed to purchase a minimum of 14 batches of lentiviral vector during the first two calendar years of the term, and to purchase a minimum value of EUR 25 million of products and services during the subsequent five-year period. The AGC Agreement also provides AGC with the first right to negotiate with the Company regarding the provision of new manufacturing activities in relation to obe-cel.
BioNTech Agreements
BioNTech License and Option Agreement - Product Options gain contingency
As the Product Options within the BioNTech License and Option Agreement were an embedded feature within a freestanding financial instrument, the Company assessed if the Product Options should be accounted for as a derivative under ASC 815. However, the Company determined the Product Options met the scope exception for derivative accounting under ASC 815 and therefore should be accounted for a gain contingency under the scope of ASC 450. As of March 31, 2026 and December 31, 2025, the Product Options were not exercised and, therefore, no amounts were recognized. Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details about the BioNTech Agreements.
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company due to defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any litigation and did not have contingency reserves established for any liabilities as of March 31, 2026 and December 31, 2025.
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
SME Research and Development (R&D) tax credit
In the accounting period to December 2023, based on the relevant tax legislation, the Company met the conditions of the research and development (“R&D”) intensive scheme, and therefore submitted its corporate tax return on this basis. This is subject to agreement by the United Kingdom tax authority. The tax authority’s non-statutory guidance includes some expenditure in the calculation of whether a company meets the R&D intensive scheme, which is in conflict with the criteria in the tax legislation. The position is uncertain and the legislation is currently untested in the United Kingdom courts. The Company is engaged in ongoing discussions with the United Kingdom tax authority regarding the R&D tax credit claimed by the Company in its corporate tax return for the accounting period to December 2023. If the Company’s claim under the R&D intensive scheme is unsuccessful, there will be a material reduction in the value of the tax credit obtained (18.6% as opposed to 26.97% net benefit), and certain amounts claimed by the Company may be disallowed. However, in that instance, the Company expects that normal U.K. small and medium enterprise (“SME”) relief will be available. The Company recorded a research and development claims receivable of $17.0 million within prepaid expenses and other current assets utilizing the net benefit of 18.6%. These funds have not yet been received. Should the uncertainty be resolved in the Company’s favor, this would result in a gain and would be accounted for as a gain contingency under the scope of ASC 450. This uncertainty only applies to one accounting period.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 18. Segment Reporting
Segment loss
The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Product Revenue, net	$26,218	$8,982
Less:
Cost of sales	(24,568)	(17,951)
Research and clinical development	(10,956)	(13,119)
Product delivery	(7,737)	(1,795)
Commercial and Medical affairs	(18,419)	(19,144)
Support functions	(20,230)	(17,025)
Other segment income (expenses), net (1)	(3,821)	(5,187)
Total operating expenses	(85,731)	(74,222)
Operating loss	(59,513)	(65,240)
Other income, net	100	129
Foreign exchange (losses) gains, net	(2,667)	1,181
Interest income	2,469	6,137
Interest expense, net	(11,124)	(10,143)
Income tax expenses	(863)	(2,225)
Segment and consolidated net loss	$(71,598)	$(70,161)
(1) Other segment income (expenses), net include United Kingdom research and development tax credits, depreciation, amortization and share-based compensation expenses.

Note 19. Related Party Transactions
Blackstone Agreements
In November 2021, the Company concurrently entered into the Blackstone Agreements. As of the execution of the Blackstone Agreements, Blackstone became a related party of the Company, as Blackstone became the owner of more than 10% of the Company’s outstanding voting securities. In addition, Blackstone received and exercised its right to nominate one director to the board of directors of the Company and is therefore considered to be one of the principal owners of the Company. As of March 31, 2026, Blackstone holds more than 5% of the Company’s outstanding voting securities.
As of March 31, 2026, the carrying amount of the Blackstone Collaboration Agreement Liability was $243.7 million. For the three months ended March 31, 2026, the aggregated cumulative accrued interest expense and cumulative catch-up adjustment amounted to $8.3 million and the revenue share payments amounted to $1.3 million. As of December 31, 2025, the carrying amount of the Blackstone Collaboration Agreement Liability was $236.7 million which included aggregated cumulative accrued interest expense and cumulative catch-up adjustment of $27.9 million and $10.7 million, respectively. Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details.
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
As of March 31, 2026, the carrying amount of the BioNTech Liability was $45.5 million. For the three months ended March 31, 2026, the aggregated cumulative accrued interest expense and cumulative catch-up adjustment amounted to $2.7 million and the revenue share payments amounted to $0.7 million. As of December 31, 2025, the carrying amount of the BioNTech Liability was $43.5 million which included aggregated cumulative accrued interest expense and cumulative catch-up adjustment of $8.5 million and $1.8 million, respectively. Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued
Note 20. Subsequent Events
The Company evaluated subsequent events through May 14, 2026, the date on which these unaudited condensed consolidated financial statements were issued.
Reduction in force
On April 29, 2026, Autolus Therapeutics plc (the “Company”) announced its Board of Directors approved a plan to improve operational efficiency and reduce operating expenses. This plan will implement a reduction in force whereby the Company will eliminate approximately 13% of the Company’s workforce, inclusive of employee-related actions that began in the second half of 2025.
The Company anticipates that it will complete the implementation of the plan by the third quarter of 2026. Affected employees will be offered separation benefits, including severance payments and, where applicable, temporary healthcare coverage assistance. The Company estimates that it will incur total expenses relating to the realignment of approximately $8 million, consisting of severance and termination-related costs. The Company expects to record a significant portion of these charges in the first half of 2026. During the year ended December 31, 2025 and the three months ended March 31, 2026, the Company recognized $2.4 million and $1.2 millon, respectively, in severance and other termination-related costs. The cumulative severance and other termination related costs recognized as of March 31, 2026, are included within the expected total costs of $8 million.
The estimate of costs that the Company expects to incur related to the workforce reduction and the timing thereof are subject to a number of assumptions and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the actions described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated interim financial statements and the related notes to those statements included in this Quarterly Report on Form 10-Q. We also recommend that you read our discussion and analysis of financial condition and results of operations together with our audited financial statements and the notes thereto, which appear in our Annual Report on the Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission, or the SEC on March 27, 2026, or the Annual Report.
We maintain our books and records in pounds sterling, our results are subsequently converted to U.S. dollars, and we prepare our consolidated financial statements in accordance with U.S. GAAP, as issued by the FASB. All references in this Quarterly Report on Form 10-Q to “$” are to U.S. dollars and all references to “£” are to pounds sterling. Our unaudited condensed consolidated statements of operations and comprehensive loss and unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3477 and £1.00 to $1.2588, respectively. Our unaudited condensed consolidated balance sheet as of March 31, 2026 and audited consolidated balance sheet as of December 31, 2025 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3216 and £1.00 to $1.2935, respectively. These translations should not be considered representations that any such amounts have been, could have been or could be converted into U.S. dollars at those or any other exchange rate as of those or any other dates.
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
Overview
We are a commercial-stage biopharmaceutical company developing next-generation programmed T cell therapies for the treatment of cancer and autoimmune diseases. Using our broad suite of proprietary and modular T cell programming technologies, we are engineering precisely targeted, controlled and highly active T cell therapies that are designed to better recognize target cells, break down their defense mechanisms and attack and kill these cells. We believe our programmed T cell therapies have the potential to be best-in-class and to offer patients substantial benefits over the existing standard of care, including the potential for cure in some patients.
Since our inception, we have incurred significant operating losses. For the three months ended March 31, 2026 and 2025, we incurred net losses of $71.6 million and $70.2 million, respectively, and had an accumulated deficit of $1,458.4 million and $1,386.8 million as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, we had cash and cash equivalents of $130.9 million and marketable securities of $98.5 million. Based on our current clinical development and commercialization plans, we believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our current and planned operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of our unaudited condensed consolidated financial statements included in this Quarterly Report. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our revenues and expenses, which we have based on assumptions that may prove to be wrong and could prove to be significantly higher than we currently anticipate, could vary materially and adversely as a result of a number of factors. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

Recent Developments
AUCATZYL launch:
•We reported net product revenue, net of $26.2 million for three months ended March 31, 2026, compared to $9.0 milion for the three months ended March 31, 2025.
•We launched AUCATZYL in the U.K. in January 2026 and it is now available under routine commissioning.
•Data from the Real-World Outcomes Collaborative for CAR T in Adult ALL (“ROCCA”) consortium database evaluating patient characteristics, toxicity and response after real-world administration of AUCATZYL was presented at the TANDEM meeting in February 2026. Real-world data show consistency in both safety and efficacy compared to the FELIX clinical trial that was the basis for regulatory approvals. The ROCCA Consortium registry covered approximately 60% of U.S. commercial patients at a data cutoff of January 2026.
Obe-cel clinical updates:
Obe-cel data in pediatric r/r B-ALL
•The Phase 2 portion of the ongoing CATULUS Phase 1 trial of obe-cel in pediatric relapsed or refractory (r/r) B-ALL patients is underway and we expect to report data at the end of 2027. The U.S. Food and Drug Administration (“FDA”) has granted regenerative medicine advanced therapy (“RMAT”) designation to obe-cel for the treatment of pediatric patients with r/r B-ALL.
Obe-cel in lupus nephritis (“LN”)
•Data from the Phase 1 CARLYSLE trial in patients with severe refractory systemic lupus erythematosus (“srSLE”) supported progression of obe-cel as a treatment for LN and selection of the recommended Phase 2 dose of 50 million cells. Following alignment with the FDA on a potential registrational path to approval, the pivotal LUMINA Phase 2 trial is enrolling, and we expect to report data in 2028.
Obe-cel in progressive multiple sclerosis (“MS”)
•We have advanced obe-cel into initial clinical development to explore treatment in progressive MS. The Phase 1 BOBCAT trial, expected to include up to 18 adult patients, is enrolling and will determine the safety, tolerability, and preliminary efficacy of obe-cel in participants with refractory progressive forms of MS. We expect to report initial data from the trial at the end of 2026 and full data in 2027.
AUTO8 in AL-Amyloidosis
▪The first patient was dosed in the ongoing Phase 1 ALARIC trial evaluating AUTO8 in light-chain amyloidosis, and initial data is expected to be reported at the end of 2026.
Early-stage pipeline programs and collaborations:
•Our translational programs with University College London (“UCL”) continue to fuel our early-stage pipeline, providing a cost-efficient path to development.
•In November 2025, Moderna announced that the first patient has been dosed in a Phase 1/2 study of mRNA-2808, an investigational mRNA-based T-cell engager for participants with relapsed or refractory multiple myeloma. mRNA-2808 utilizes our proprietary binder that was licensed to Moderna in 2022.
Reduction in force:
•In April 2026, we announced a strategic initiative and plan to improve operational efficiency and reduce operating expenses. As part of this plan, we are implementing a reduction in force affecting approximately 13% of its existing overall workforce, impacting all areas of the business. The actions are expected to reduce operating expenses by approximately $15 million on an annualized basis beginning in 2027. As a result of the reorganization, which includes employee-related actions taken beginning in the second half of 2025, we expect to incur total restructuring charges of approximately $8 million, consisting primarily of employee severance and related costs, the majority of which will be recognized in the first half of 2026. The implementation of the workforce reduction plan is expected to be complete by the third quarter of 2026.

Components of Our Results of Operations
Product Revenue, Net
During the three-month period ended March 31, 2025, our product revenue comprised of sales of AUCATZYL in the U.S. In the U.S., we use Cardinal Health as an agent to deliver our product, AUCATZYL, to ATCs. The ATCs are responsible for the treatment of the patient including administration of the product which occurs in two separate doses. Cardinal Health is obligated to pay us for the product upon the delivery and acceptance of the product at the ATC within standard payment terms. The ATC is obligated to pay Cardinal Health for the product upon receipt and acceptance of the product and is entitled to a credit, in certain circumstances, including when the patient is not administered one or both doses. In November 2025, the NICE recommended AUCATZYL for use in the NHS in England and Wales as a treatment option for adult patients (age 26 and older) with r/r B-ALL. The first sale of AUCATZYL in the United Kingdom occurred in January 2026.
During the three-months ended March 31, 2026, we launched AUCATZYL in the U.K. Consequently, our product revenue, net comprised of sales of AUCATZYL in the U.S. and U.K. AUCATZYL is available in the U.K. through the NHS and private treatment centers.
In July 2025, the European Commission granted marketing authorization for AUCATZYL in adult patients (age 26 and older) with r/r B-ALL. Evaluation of potential pricing and the feasibility of market entry opportunities in certain EU countries is ongoing; consequently, the commercial launch in Germany is currently on hold. We did not generate any EU product revenue from AUCATZYL in 2025 and do not anticipate any EU product revenue in 2026.
We have determined that the patient is the customer pursuant to ASC 606 in the arrangement. We have identified a single performance obligation which is satisfied when the patient has received its final dose of the product. We record an accounts receivable on the balance sheet when product sales are invoiced and the final dose of the product has been administered to the patient.
Product revenue, net of gross-to-net deductions, is recognized only to the extent that a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with gross-to-net deductions is subsequently resolved. Product revenue is recognized net of estimated rebates and chargebacks, patient travel assistance and patient co-pay assistance deductions. These deductions to product revenue are referred to as gross-to-net deductions and are estimated and recorded in the period in which the related product revenue occurs. Refer to Note 2, “Summary of Significant Accounting Policies,” for further details on our product revenue, net accounting policy.
Cost of Sales
Cost of sales represents production costs including raw materials, employee-related expenses, including salaries, related benefits, travel and share-based compensation expense for employees engaged in commercial manufacturing functions, external manufacturing costs including outsourced professional expenses services, allocated facilities costs, depreciation and other expenses, royalties payable to third-parties and other costs incurred in bringing inventories to their location and condition prior to sale. Cost of sales also includes the cost of all commercial product which is recognized as cost of goods sold upon final administration to the patient, any cancelled orders, and product related to the patient access program. Cost of sales may also include costs related to excess or obsolete inventory adjustment charges and amortization expense of intangible assets.
Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch raw materials inventory is depleted. Thus, the cost of sales as a percentage of net sales of AUCATZYL for the three months ended March 31, 2026 was affected by use of the initial pre-launch raw materials inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. We estimate cost of sales as a percentage of net product revenue and will continue to be positively impacted as we sell products which includes some raw material inventory that was previously expensed prior to the FDA approval.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next few years as we initiate and conduct additional clinical trials and prepare regulatory filings related to our product candidates. We also expect to incur additional expenses related to milestone, royalty payments and maintenance fees payable to third parties with whom we have entered into license agreements to acquire the rights related to our product candidates.
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
U.K. Research and Development Tax Credits
Research and development expenditure is presented net of reimbursements from reimbursable tax and expenditure credits from the United Kingdom government. As a company that carries out extensive research and development activities, we benefit from the Research and Development tax incentives provided by United Kingdom tax legislation. The specific tax incentives available for us to claim vary year to year and are dependent on the criteria met.
The benefits from United Kingdom research and development tax credits are recognized in the statements of operations and comprehensive loss as a reduction of research and development expenses and represents the sum of the research and development tax credits recoverable in the United Kingdom.

The SME program has been particularly beneficial to us as under such program the tax losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023 and decreased to 18.6% after April 1, 2023. The United Kingdom government enacted changes to the SME regime effective from April 1, 2023 which included the introduction of a new rate for R&D intensive companies of 27%. Qualifying expenditures largely comprise of employment costs for research staff, consumables, outsourced contract research organization costs and utilities costs incurred as part of research projects for which we do not receive income. A large proportion of costs relate to our pipeline research, clinical trials management and manufacturing development activities, all of which are being carried out by our subsidiary Autolus Limited, are eligible for inclusion within these tax credit cash rebate claims.
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
In the accounting period ended March 31, 2026, we may make a claim under the merged RDEC regime, as detailed above.
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
We anticipate that our selling, general and administrative expenses will increase in the future as we maintain the headcount necessary to support the commercialization of AUCATZYL and the planned development of our product candidates. We anticipate an increase in salaries and related benefits as a result of our commercial operations, especially as they relate to the sales and marketing of AUCATZYL and our other product candidates. In addition, we anticipate an increase in termination benefits and related charges arising from the reduction in force approved and announced in April 2026, with a significant portion of these termination benefits and related charges expected to be recognized in the first half of 2026.
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
Other income, net
Other income, net consists primarily of sublease income.
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
Un-surrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of United Kingdom taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $953.6 million at December 31, 2025. No deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards. We carry a $3.6 million deferred tax asset balance related to the U.S. entity at March 31, 2026 for which a valuation allowance of $2.4 million was applied. We have recorded a valuation allowance against the net deferred tax asset where the recoverability due to future taxable profits is unknown. On April 1, 2023 the main rate of the U.K. corporation tax was increased to 25% for companies with profits in excess of £250,000, or the small profits rate of 19% for companies with profits of £50,000 or less (with marginal relief from the main rate available to companies with profits between £50,000 and £250,000).
In the event we generate profits in the future, we may benefit from the U.K. “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%.
Results of Operations
Comparison of Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended March 31,		Change	Change
	2026	2025	(in thousands)	(in percentage)
Revenue:
Product revenue, net	$26,218	$8,982	$17,236	192%
Total revenue, net	26,218	8,982	17,236	192%
Cost and operating expenses:
Cost of sales	(24,568)	(17,951)	(6,617)	37%
Research and development expenses, net	(21,210)	(26,734)	5,524	(21)%
Selling, general and administrative expenses	(39,953)	(29,537)	(10,416)	35%
Loss from operations	(59,513)	(65,240)	5,727	(9)%
Other income (expense):
Other income, net	100	129	(29)	(22)%
Foreign exchange (losses) gains, net	(2,667)	1,181	(3,848)	(326)%
Interest income	2,469	6,137	(3,668)	(60)%
Interest expense, net	(11,124)	(10,143)	(981)	10%
Total other expenses, net	(11,222)	(2,696)	(8,526)	316%
Net loss before income tax	(70,735)	(67,936)	(2,799)	4%
Income tax expenses	(863)	(2,225)	1,362	(61)%
Net loss	$(71,598)	$(70,161)	$(1,437)	2%

Product Revenue, Net
We began recognizing product revenue, net arising from the commercial sales of AUCATZYL in the United States and United Kingdom in January 2025 and January 2026, respectively. Product revenue, net increased by $17.2 million to $26.2 million for the three months ended March 31, 2026 from $9.0 million for the three months ended March 31, 2025. The increase is primarily due to an increase in the number of AUCATZYL doses administered in the territories where we commercialize AUCATZYL.
Cost of Sales
Cost of sales increased by $6.6 million to $24.6 million for the three months ended March 31, 2026 from $18.0 million for the three months ended March 31, 2025 primarily due to:
•an increase of $6.7 million in the consumption of raw materials and consumables relating to the manufacturing of AUCATZYL; and
•a net increase of $0.7 million in information technology infrastructure and support for information systems, facility costs and lease expenses relating to the manufacturing and production of AUCATZYL; offset by
•a decrease of $0.5 million in salaries and other employment related costs including share-based compensation expenses; and
•a decrease of $0.3 million in legal and professional fees related to manufacturing activities.
Certain manufacturing expenses incurred prior to AUCATZYL receiving the FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of sales included previously expensed inventories, the total cost of sales with these manufacturing costs included would have increased by approximately $0.7 million and $2.4 million for the three months ended March 31, 2026 and 2025 respectively.
Research and Development Expenses, Net
The following tables provide additional detail on our research and development expenses, net (in thousands):

	Three Months Ended March 31,		Change (in thousands)	Change (in percentage)
	2026	2025
Direct research and development expenses
B cell malignancies (Obe-cel & AUTO1/22)	$5,964	$10,643	$(4,679)	(44)%
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	459	168	291	173%
Total direct research and development expense	$6,423	$10,811	$(4,388)	(41)%

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	$12,722	$13,396	(674)	(5)%
Indirect research and development expense*	2,065	2,527	(462)	(18)%
Total research and development expenses, net	$21,210	$26,734	$(5,524)	(21)%
* Indirect research and development expense is net of United Kingdom research and development tax credits
Research and development expenses, net decreased by $5.5 million to $21.2 million for the three months ended March 31, 2026 from $26.7 million for the three months ended March 31, 2025 primarily due to:
•a decrease of $5.2 million in clinical trial costs, clinical manufacturing supply costs and related support costs; and
•a decrease of $0.7 million in salaries and other employment related costs including share-based compensation expense relating to research and development activities; offset by:
•a decrease of $0.4 million in United Kingdom R&D tax credits (resulting in an increase in R&D expense) due to no longer being eligible for the SME scheme and moving to the merged RDEC from January 1, 2025, as well as lower qualifying spend.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10.4 million to $39.9 million for the three months ended March 31, 2026 from $29.5 million for the three months ended March 31, 2025 primarily due to:
•an increase of $7.3 million in salaries and other employment related costs including share-based compensation expenses, which was mainly driven by an increase in the number of employees engaged in selling, general and administrative activities;
•an increase of $1.6 million in professional fees primarily related to commercialization activities in the U.S. and U.K.; and
•an increase of $1.5 million in information technology infrastructure and support for information systems and facility costs relating to the conduct of corporate and commercial operations, including increase in space utilized for these activities.
Foreign Exchange (Losses) Gains, Net
Foreign exchange (losses) gains, net decreased to a loss of $2.7 million for the three months ended March 31, 2026 as compared to a gain of $1.2 million for the three months ended March 31, 2025 primarily due to gains and losses on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, as well as our cash and cash equivalents and liabilities related to future royalties and milestones.
Interest Income
Interest income decreased to $2.5 million for the three months ended March 31, 2026, as compared to $6.1 million for the three months ended March 31, 2025. The decrease in interest income of $3.6 million was primarily driven by lower aggregate balances and yield associated with our cash, cash equivalents and marketable securities during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Interest Expense, Net
Interest expense, net increased to $11.1 million for the three months ended March 31, 2026 as compared to $10.1 million for the three months ended March 31, 2025. Interest expense, net increased by $1.0 million primarily due to higher liabilities related to future royalties and milestone, net balances as of March 31, 2026 compared to March 31, 2025 in relation to the Collaboration Agreement with Blackstone and the BioNTech License and Option Agreement.
Income Tax Expense
Income tax expense decreased to $0.9 million for the three months ended March 31, 2026 as compared to $2.3 million for the three months ended March 31, 2025. Income tax expenses decreased by $1.4 million primarily due to a decrease in Autolus Inc.'s taxable income due to the recognition of product revenue, net offset by related intra-group recharges during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
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
We have one product approved for commercial sale in the United States and United Kingdom, AUCATZYL, of which the first commercial sale of AUCATZYL in the United States and United Kingdom was made during January 2025 and January 2026, respectively. We have funded our operations to date primarily with proceeds from government grants, sales of our equity securities including ADSs, through public offerings and pursuant to our at-the-market equity facility, through U.K. research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements, strategic collaboration agreements and sale of our commercial product. We have an accumulated deficit of $1,458.4 million as of March 31, 2026.
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

We have funded our operations to date primarily with proceeds from product revenue, government grants, sales of our equity securities, through public offerings and pursuant to our at-the-market equity facility, United Kingdom research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements and strategic collaboration and financing agreements. From our inception in 2014 through March 31, 2026, we have generated an aggregate of $1.8 billion from these capital sources.
As of March 31, 2026, we had cash and cash equivalents of $130.9 million and available-for-sale debt securities of $98.5 million.
Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(65,317)	$(75,565)
Net cash provided by (used in) investing activities	96,151	(59,547)
Net cash (used in) provided by financing activities	(2,062)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,989)	3,558
Net increase (decrease) in cash, cash equivalents and restricted cash	$26,783	$(131,554)
Net Cash Used in Operating Activities
Net cash used in our operating activities was $65.3 million for the three months ended March 31, 2026, compared to net cash used in operating activities of $75.6 million for the three months ended March 31, 2025. The decrease of $10.3 million in net cash used in our operating activities was primarily driven by increases in accounts receivable, inventories net, operating lease liability and prepaid expenses working capital movements, reflecting the timing of payments, partially offset by accounts payable and accrued expenses working capital movements.
Net Cash Provided by (Used in) Investing Activities
During the three months ended March 31, 2026 and 2025, net cash provided by investing activities amounted to $96.2 million and net cash used in investing activities amounted to $59.5 million, respectively. Net cash provided by investing activities during the three months ended March 31, 2026 primarily reflected by $113.6 million in proceeds from maturity and redemption of marketable securities, offset by purchases of marketable securities totaling $14.7 million, and purchases of property and equipment totaling $2.7 million. Net cash used in investing activities during the three months ended March 31, 2025 consisted of $71.3 million of investment in marketable securities and of $8.2 million related to purchases of property and equipment offset by $20.0 million of maturity and redemption of marketable securities.
Net Cash (Used in) Provided by Financing Activities
During the three months ended March 31, 2026, net cash used in financing activities totaled $2.1 million, primarily due to revenue share payments to Blackstone and BioNTech. During the three months ended March 31, 2025, there was no cash used or provided by financing activities.
Funding Requirements
We expect to continue incurring significant expenses in connection with our ongoing activities, particularly as we continue to market and sell AUCATZYL, operate our commercial manufacturing facility and advance the preclinical activities and clinical trials of our other product candidates. Our expenses may increase as we:
•maintain our sales, marketing and distribution infrastructure in connection with commercializing AUCATZYL and other product candidates for which we may obtain marketing approval and intend to commercialize on our own or jointly;
•initiate new preclinical activities and clinical trials for our product candidates;
•seek regulatory approvals for any product candidates that successfully complete preclinical and clinical trials;
•retain our manufacturing, clinical, medical and development personnel;
•expand our infrastructure and facilities to accommodate our employee base; and
•maintain, expand and protect our intellectual property portfolio.

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
Based on our current clinical development and commercialization plans, we believe our existing cash and cash equivalents of $130.9 million, marketable securities of $98.5 million as of March 31, 2026 and the expected proceeds from the sale of AUCATZYL , will enable us to fund our current and planned operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of this Quarterly Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
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
Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity and debt offerings, reimbursable United Kingdom research and development tax credits and receipts from the SME and RDEC schemes, out-licensing agreements, or strategic collaboration agreements. To the extent that we raise additional capital through the sale of equity, the ownership interest of existing shareholders will be diluted. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, out-licensing agreements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated interim financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated interim financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting estimates and significant judgments during the three months ended March 31, 2026.

Contractual Obligations
As of March 31, 2026, other than disclosed in Notes 15 to 17 to our unaudited condensed consolidated interim financial statements included in this Quarterly Report, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of March 31, 2026.
Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2026.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under the Exchange Act) occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our business is subject to numerous risks. You should carefully consider and the information in this Quarterly Report on Form 10-Q, including our financial statements, and related notes, and the risk factors discussed in our most recent Annual Report on Form 10-K, in evaluating our business and prospects. If any of these risks actually occur, our business and financial results could be harmed. In that case, the trading price our ADSs could decline. You should also consider the more detailed description of our business contained in our Annual Report.
There were no material changes during the period covered in this Quarterly Report on Form 10-Q to the Risk Factors previously disclosed in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Resignation of John Berriman as Director
On May 13, 2026, Mr. John Berriman, a member of the board of directors of the Company since 2014, notified the Company of his intention not to stand for re-election at the Company’s 2026 Annual General Meeting of Shareholders. Mr. Berriman has indicated that this decision was not the result of any disagreement with the Company’s management or Board. The Company thanks Mr. Berriman for his dedicated service to the Company and wishes him well in his future endeavors.
Item 6. Exhibits.
The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit number	Description
3.1	Articles of Association of Autolus Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form F-1 (file no: 333-224720))
10.1*	Master Supply Agreement and Statement of Work 1, dated January 21, 2026 and March 17, 2026, respectively, between Autolus Limited and AGC Biologics S.p.A.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
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

Autolus Therapeutics plc

Date:	May 14, 2026	By:	/s/ Christian Itin, Ph.D.
			Name	Christian Itin, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	May 14, 2026	By:	/s/ Robert Dolski
			Name	Robert Dolski
			Title:	Chief Financial Officer
(Principal Financial Officer)