Form 10-Q
period 2026-06-30
Autolus Therapeutics plc
filed 2026-08-11
CIK 1730463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 10, 2026, the registrant had 266,162,540 ordinary shares (including shares in form of American Depositary Shares (“ADSs”)), par value $0.000042 per share, outstanding.

EXPLANATORY NOTE

Autolus Therapeutics plc (the “Company”) qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. Accordingly, as a foreign private issuer, the Company remains exempt from the U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder, Regulation FD, and its officers, directors, and principal shareholders are not subject to the short-swing profit disclosure and recovery provisions contained in Section 16 of the Exchange Act.

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
•our expectations regarding our strategic financing facility with Perceptive Advisors, including our ability to draw down additional tranches under the facility, our ability to achieve the revenue targets or other conditions applicable to future tranches, and our ability to satisfy our repayment and other obligations under the facility;
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
•our ability to successfully implement, and realize the expected benefits and cost savings from, our April 2026 restructuring and workforce reduction plan, and the timing and total costs of completing that plan;
•the outcome of our ongoing discussions with the United Kingdom tax authority regarding our eligibility for the research and development intensive scheme and the amount of research and development tax credits we are ultimately able to claim;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	Note	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents		$171,414	$104,132
Marketable securities - Available-for-sale debt securities	7	30,216	196,578
Restricted cash		1,496	1,503
Accounts receivable, net	3	44,392	24,024
Inventories, net	8	33,431	33,209
Prepaid expenses and other current assets	9	55,142	76,469
Total current assets		336,091	435,915
Non-current assets:
Property and equipment, net	10	60,523	63,563
Intangible assets, net	11	18,532	19,809
Prepaid expenses and other non-current assets		165	249
Operating lease right-of-use assets, net		74,111	64,940
Long-term deposits		1,016	1,032
Deferred tax asset		2,788	3,560
Total assets		$493,226	$589,068
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$1,366	$3,083
Accrued expenses and other liabilities	12	48,735	55,792
Operating lease liabilities, current	16	5,789	4,565
Liabilities related to future royalties and milestones, net - current	15	12,900	10,000
Total current liabilities		68,790	73,440
Non-current liabilities:
Operating lease liabilities, non-current	16	77,723	66,822
Liabilities related to future royalties and milestones, net - non-current	15	271,400	270,200
Other long-term payables		474	477
Total liabilities		418,387	410,939

Commitments and contingencies	17

Shareholders’ equity:
Ordinary shares, $0.000042 par value; 490,909,783 shares authorized as of June 30, 2026 and as of December 31, 2025; 266,150,040 and 266,143,286, shares issued at June 30, 2026 and December 31, 2025, respectively; 266,162,540 and 266,143,286, shares outstanding at June 30, 2026 and December 31, 2025, respectively		12	12
Deferred shares, £0.00001 par value; 34,425 shares authorized, issued and outstanding at June 30, 2026 and December 31, 2025		—	—
Deferred B shares, £0.00099 par value; 88,893,548 shares authorized, issued and outstanding at June 30, 2026 and December 31, 2025		118	118
Deferred C shares, £0.000008 par value; 1 share authorized, issued and outstanding at June 30, 2026 and December 31, 2025		—	—
Additional paid-in capital		1,578,271	1,570,107
Accumulated other comprehensive loss		(6,101)	(5,356)
Accumulated deficit		(1,497,461)	(1,386,752)
Total shareholders’ equity		74,839	178,129
Total liabilities and shareholders’ equity		$493,226	$589,068
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2026	2025	2026	2025
Revenue:
Product revenue, net	3	$45,672	$20,923	$71,890	$29,905
License revenue		17	—	17	—
Total revenue, net		45,689	20,923	71,907	29,905
Cost and operating expenses:
Cost of sales		(20,468)	(24,445)	(45,036)	(42,396)
Research and development expenses, net		(27,898)	(27,430)	(49,108)	(54,164)
Selling, general and administrative expenses		(41,161)	(30,265)	(81,114)	(59,802)
Loss from operations		(43,838)	(61,217)	(103,351)	(126,457)
Other income (expense):
Other income, net		181	135	281	262
Foreign exchange gains (losses), net		460	1,499	(2,207)	2,680
Interest income		1,877	5,234	4,346	11,371
Interest expense, net	4	2,674	6,829	(8,450)	(3,314)
Total other income (expenses), net		5,192	13,697	(6,030)	10,999
Net loss before income tax		(38,646)	(47,520)	(109,381)	(115,458)
Income tax expense		(465)	(397)	(1,328)	(2,623)
Net loss		(39,111)	(47,917)	(110,709)	(118,081)
Other comprehensive (loss) income:
Foreign currency exchange translation adjustment		538	18,990	(592)	29,658
Unrealized holding (losses) gains on available-for-sale debt securities, net of tax of $0, $0, $0 and $0, respectively		(12)	(22)	(153)	378
Total other comprehensive income (loss), net of tax		526	18,968	(745)	30,036
Total comprehensive loss		$(38,585)	$(28,949)	$(111,454)	$(88,045)

Basic and diluted net loss per ordinary share	5	$(0.15)	$(0.18)	$(0.42)	$(0.44)
Weighted-average basic and diluted ordinary shares	5	266,158,829	266,141,411	266,151,170	266,134,021
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited, in thousands, except share amounts)

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	266,143,286	$12	34,425	$—	88,893,548	$118	1	$—	$1,570,107	$(5,356)	$(1,386,752)	$178,129
Share-based compensation expense	—	—	—	—	—	—	—	—	3,566	—	—	3,566
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,271)	—	(1,271)
Net loss	—	—	—	—	—	—	—	—	—	—	(71,598)	(71,598)
Balance at March 31, 2026	266,143,286	$12	34,425	$—	88,893,548	$118	1	$—	$1,573,673	$(6,627)	$(1,458,350)	$108,826
Share-based compensation expense	—	—	—	—	—	—	—	—	4,595	—	—	4,595
Exercise of share options	6,754	—	—	—	—	—	—	—	3	—	—	3
Other comprehensive income	—	—	—	—	—	—	—	—	—	526	—	526
Net loss	—	—	—	—	—	—	—	—	—	—	(39,111)	(39,111)
Balance at June 30, 2026	266,150,040	$12	34,425	$—	88,893,548	$118	1	$—	$1,578,271	$(6,101)	$(1,497,461)	$74,839

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	266,121,689	$12	34,425	$—	88,893,548	$118	1	$—	$1,555,593	$(29,174)	$(1,099,224)	$427,325
Share-based compensation expense	—	—	—	—	—	—	—	—	2,876	—	—	2,876
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	3,648	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	11,068	—	11,068
Net loss	—	—	—	—	—	—	—	—	—	—	(70,161)	(70,161)
Balance at March 31, 2025	266,125,337	$12	34,425	$—	88,893,548	$118	1	$—	$1,558,469	$(18,106)	$(1,169,385)	$371,108
Share-based compensation expense	—	—	—	—	—	—	—	—	4,305	—	—	4,305
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	12,500	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	18,968	—	18,968
Net loss	—	—	—	—	—	—	—	—	—	—	(47,917)	(47,917)
Balance at June 30, 2025	266,137,837	$12	34,425	$—	88,893,548	$118	1	$—	$1,562,774	$862	$(1,217,302)	$346,464
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(110,709)	$(118,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	4,370	4,075
Amortization of intangible assets	979	570
Inventory reserves and write-offs	3,100	3,244
Loss on disposal of property and equipment	2	3
Share-based compensation net of amounts capitalized	8,160	7,160
Interest expense accrued on liabilities related to future royalties and milestones, net	8,306	3,294
Accretion of available-for-sale securities	(1,227)	(5,103)
Foreign exchange differences	3,403	(5,702)
Non-cash operating lease expense	1,764	1,943
Impairment of operating lease right-of-use assets and related property and equipment	293	—
Deferred income tax	772	871
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	20,489	5,452
Decrease (increase) in prepaid expenses and other non-current assets	82	(4,701)
Increase in inventories, net	(3,734)	(21,538)
Increase in accounts receivable, net	(20,375)	(26,726)
(Decrease) increase in accounts payable	(1,840)	3,395
Increase in deferred revenue	—	2,100
Decrease in accrued expenses and other liabilities	(5,552)	(5,237)
Increase in operating lease liability	1,331	6,635
Net cash used in operating activities	(90,386)	(148,346)
Cash flows from investing activities:
Acquisition of property and equipment	(3,601)	(15,520)
Purchases of marketable securities: available-for-sale debt securities	(14,721)	(119,299)
Proceeds from maturities and redemptions of marketable securities: available-for-sale debt securities	182,373	171,187
Net cash provided by investing activities	164,051	36,368
Cash flows from financing activities:
Proceeds from the exercise of share options	3	—
Payments of liabilities related to future royalties and milestones, net	(4,206)	(768)
Net cash used in financing activities	(4,203)	(768)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,188)	9,273
Net increase (decrease) in cash, cash equivalents and restricted cash	67,274	(103,473)
Cash, cash equivalents and restricted cash, beginning of period	105,636	228,805
Cash, cash equivalents and restricted cash, end of period	$172,910	$125,332

AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Unaudited supplemental cash flow information
Cash paid for income taxes	$1,307	$1,038

Unaudited supplemental non-cash flow information
Property and equipment purchases included in accounts payable or accrued expenses	$158	$2,114
Leased assets obtained in exchange for operating lease liabilities	$11,654	$—
Capitalized implementation costs included in accounts payable and accrued expenses	$209	$494

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$171,414	$123,825
Restricted cash	1,496	1,507
Total cash, cash equivalents and restricted cash	$172,910	$125,332

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
These unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly state the Company’s financial position as of June 30, 2026, and the results of its operation for the three-month and six-month period ended June 30, 2026, and cash flows for the six-month period ended June 30, 2026. The interim results and cash flows are not necessarily indicative of results and cash flows that may be expected for the year ending December 31, 2026.
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
The Company has incurred recurring losses since its inception, including net losses of $39.1 million and $47.9 million for the three months ended June 30, 2026 and 2025, respectively and $110.7 million and $118.1 million for the six months ended June 30, 2026 and 2025, respectively. The Company had an accumulated deficit of $1,497.5 million and $1,386.8 million as of June 30, 2026 and December 31, 2025, respectively.
Notwithstanding these conditions, based on its cash and cash equivalents and marketable securities of $171.4 million and $30.2 million, respectively, as of June 30, 2026, together with the $75.0 million received from its Notes Facility with Perceptive Advisors (“Perceptive”) in July 2026, the Company expects that its existing financial resources will be sufficient to fund its operations for at least one year from the date these condensed consolidated financial statements are issued. Accordingly, management has concluded that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.
In performing this assessment, the Company prepared cash flow forecasts for the one-year period from the date of issuance, which reflect management’s current operating plan and expectations. These forecasts include assumptions regarding increases in product revenues and gross margin, cost reductions resulting from the restructuring actions announced in April 2026 and the expected timing of cash inflows from R&D tax credits. These assumptions are subject to uncertainty due to numerous factors, including the Company’s limited sales history following its recent product launches in the U.S. and U.K., its ability to obtain cost reductions, and other factors outside the Company’s control. While management believes these assumptions are reasonable, actual results may differ, and the Company may use its cash resources sooner than currently expected.
The Company has funded its operations to date primarily with proceeds from government grants, sales of its equity securities, including ADSs, through public offerings and pursuant to our at-the-market equity facility, through U.K. research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements, strategic collaboration agreements and sale of its commercial product. The Company expects to continue to incur losses for the foreseeable future as it advances the development, approval, and commercialization of its product candidates. While the Company may require additional capital to support its operating plans and achieve profitability, such funding is not expected to be required to meet its obligations as they become due within one year from the date these condensed consolidated financial statements are issued.

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
Product revenue, net
Product revenue
During the three-month and six-month period ended June 30, 2025, the Company’s product revenue, net was solely comprised of sales of AUCATZYL in the U.S. The Company uses Cardinal Health 105, LLC (“Cardinal Health”) as an agent to deliver the Company’s product, AUCATZYL, to Authorized Treatment Centers (“ATC”). The ATCs are responsible for the treatment of the patient including infusion of the product which occurs in two separate doses. Cardinal Health is obligated to pay the Company for the product upon the delivery and acceptance of the product at the ATC within standard payment terms. Each ATC is obligated to pay Cardinal Health for the product upon receipt and acceptance of the product and is entitled to a credit in certain circumstances, including when the patient is not administered one or both doses.
The Company launched AUCATZYL in the U.K. in January 2026. Consequently, the Company's product revenue, net now includes sales of AUCATZYL in the U.S. and U.K.. AUCATZYL is available through the National Health Service (“NHS”) and private treatment centers.
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
The Company recorded foreign exchange gains of $0.5 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively, and foreign exchange losses of $2.2 million and foreign exchange gain of $2.7 million for the six months ended June 30, 2026 and 2025, respectively, which are included in foreign exchange gains (losses), net in the unaudited condensed consolidated statements of operations and comprehensive loss.
Workforce Reduction Costs
For costs associated with employee terminations in which the employee is subject to an existing benefit arrangement, the post-employment benefits are recognized when probable and estimable. Other employee termination costs are measured and recognized on the communication date, unless there is a required future service period, in which case, the expense is recognized over the service period.
Termination liabilities are measured at the amount of the expected future cash payments and are included in Accrued expenses and other liabilities in the Consolidated Balance Sheet. Payments reduce the liability as they are made. Changes in estimates resulting from revisions to the restructuring plan or the estimated termination benefits are recognized in earnings in the period the changes become known.
Termination costs are presented within Selling, general and administrative expenses in the Consolidated Statements of Operations.

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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements to clarify interim disclosure requirements and the applicability of Topic 270, Interim Reporting. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. The Company is currently evaluating the impact this new accounting will have on its consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software to remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this new accounting will have on its consolidated financial statements and disclosures.
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
In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve the disclosures about entity’s expenses. The amendments apply to all public business entities. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact this new accounting will have on its consolidated financial statements and disclosures.
Note 3. Revenue
Product revenue, net
On November 8, 2024, the Company was notified by the FDA that the Company’s BLA was approved, allowing for the marketing of AUCATZYL in the United States for the treatment of adult patients with r/r B-ALL. The first sale of AUCATZYL in the United States occurred in January 2025. In November 2025, the National Institute for Health and Care Excellence (“NICE”) recommended AUCATZYL for use in the NHS in England and Wales as a treatment option for adult patients (age 26 and older) with r/r B-ALL. The first sale of AUCATZYL in the United Kingdom occurred in January 2026.
Product revenue, net recognized after estimated deductions for rebates and chargebacks for the three and six months ended June 30, 2026, and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue, net	$45,672	$20,923	$71,890	$29,905

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Accounts receivable from contracts with customers
Accounts receivable, net as of June 30, 2026 and December 31, 2025 was $44.4 million and $24.0 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of June 30, 2026 and December 31, 2025, based on the Company's third-party agreements are immaterial.
Accruals for rebates and chargebacks
Current accruals for rebates and chargebacks as of June 30, 2026 were as follows (in thousands):

	Rebates	Chargebacks	Total
As of December 31, 2025	$3,658	$1,333	$4,991
Rebate and chargeback accruals related to product revenue recognized in the period	6,711	2,948	9,659
Payments and credits made	(1,995)	(2,615)	(4,610)
Adjustments related to prior period sales	—	(847)	(847)
As of June 30, 2026	$8,374	$819	$9,193
Note 4. Interest Expense, Net
Interest expense, net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense accrued on liabilities related to future royalties and milestones, net	$12,447	$10,681	$23,477	$20,819
Cumulative catch-up adjustment arising from the liabilities related to future royalties and milestones, net	(15,171)	(17,525)	(15,171)	(17,525)
Other interest expense	50	15	144	20
Total interest expense	$(2,674)	$(6,829)	$8,450	$3,314
Note 5. Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss	$(39,111)	$(47,917)	$(110,709)	$(118,081)
Net loss	$(39,111)	$(47,917)	$(110,709)	$(118,081)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	266,158,829	266,141,411	266,151,170	266,134,021
Basic and diluted net loss per ordinary share	$(0.15)	$(0.18)	$(0.42)	$(0.44)
For all periods presented, outstanding but unvested RSUs, share options and warrants have been excluded from the calculation as their effects would be anti-dilutive. Therefore, the weighted average number of ordinary shares used to calculate both basic and diluted loss per share are the same for all periods presented.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended June 30,
	2026	2025
Unvested restricted stock units	4,251,304	16,250
Outstanding share options	37,399,862	30,870,682
Warrants	3,265,306	3,265,306
Total	44,916,472	34,152,238
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2026
	Aggregate estimated fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$149,129	$149,129	$—	$—
Commercial paper	5,986	—	5,986	—
	$155,115	$149,129	$5,986	$—

Assets classified as marketable securities: available-for-sale debt securities
Commercial paper	$6,743	$—	$6,743	$—
Corporate debt securities	13,469	—	13,469	—
United States Treasury Bills	10,004	10,004	—	—
	$30,216	$10,004	$20,212	$—
Total financial assets measured at fair value on a recurring basis	$185,331	$159,133	$26,198	$—

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

	December 31, 2025
	Aggregate estimated fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$71,191	$71,191	$—	$—
United Kingdom Government Securities	301	—	301	—
Corporate debt securities	1,753	—	1,753	—
	$73,245	$71,191	$2,054	$—

Assets classified as marketable securities: available-for-sale debt securities
Commercial paper	$52,589	$—	$52,589	$—
Corporate debt securities	58,299	—	58,299	—
United Kingdom Government Securities	66,175	—	66,175	—
United States Treasury Bills	19,515	19,515	—	—
	$196,578	$19,515	$177,063	$—
Total financial assets measured at fair value on a recurring basis	$269,823	$90,706	$179,117	$—
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
As of June 30, 2026 and December 31, 2025, the Company did not have non-financial assets measured at fair value on a recurring basis. During the three and six months ended June 30, 2026 and the year ended December 31, 2025, there were no transfers between fair value levels.
Note 7. Marketable Securities: Available-For-Sale Debt Securities
As of June 30, 2026 and December 31, 2025, the Company has the following investments in available-for-sale debt securities, which are categorized as marketable securities: available-for-sale debt securities on the balance sheet depending on their maturity at acquisition (in thousands):

	June 30, 2026
	Remaining contractual maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value
Marketable securities: available-for-sale debt securities:
Commercial paper	within 1 year	$6,743	$—	$—	$6,743
Corporate debt securities	within 1 year	13,468	2	(1)	13,469
United States Treasury Bills	within 1 year	10,003	2	(1)	10,004
Total		$30,214	$4	$(2)	$30,216

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

	December 31, 2025
	Remaining contractual maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value
Marketable securities: available-for-sale debt securities:
Commercial paper	within 1 year	$52,569	$21	$(1)	$52,589
Corporate debt securities	within 1 year	58,226	74	(1)	58,299
United Kingdom Government Securities	within 1 year	66,162	12	—	66,174
United States Treasury Bills	within 1 year	19,466	50	—	19,516
Total		$196,423	$157	$(2)	$196,578
The number of securities held by the Company and aggregate fair value (in thousands) and in an unrealized loss position as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

	June 30, 2026
	Number of securities held	Gross unrealized losses	Fair market value of investments in an unrealized loss position
Marketable securities: available-for-sale debt securities in a continuous loss position for less than 12 months:
Commercial paper	1	$—	$2,996
Corporate debt securities	1	(1)	4,475
United States Treasury Bills	1	(1)	5,003
Total	3	$(2)	$12,474

	December 31, 2025
	Number of securities held	Gross unrealized losses	Fair market value of investments in an unrealized loss position
Marketable securities: available-for-sale debt securities in a continuous loss position for less than 12 months:
Commercial paper	2	$(1)	$2,454
Corporate debt securities	2	(1)	7,000
Total	4	$(2)	$9,454
The aggregated net unrealized loss on available-for-sale debt securities in the amount of less than $0.1 million has been recognized in accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet as of June 30, 2026.
At June 30, 2026, the Company held 3 marketable securities: available-for-sale debt securities out of its total investment portfolio that were in a continuous unrealized loss position. As of June 30, 2026, no allowance for expected credit losses has been recognized in relation to securities in an unrealized loss position. The related unrealized losses are not severe, have been for a short duration and are due to normal market, exchange rate fluctuations and all securities have an investment-grade credit rating. The Company neither intends to sell these investments nor has concluded that it will more-likely-than-not have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity.
There were no amounts reclassified out of other comprehensive income (loss), net of tax during the three and six months ended June 30, 2026 and during the year ended December 31, 2025.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 8. Inventories, Net
Inventories, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$15,586	$16,160
Consumables	5,745	8,021
Work in progress	2,240	3,633
Finished goods	9,860	5,395
Total inventories, net	$33,431	$33,209
Inventory write-downs as a result of excess, obsolescence, scrap or other reasons are recorded in cost of sales in the Company’s consolidated statements of operations. For the three months ended June 30, 2026 and 2025, inventory write-downs were $1.2 million and $2.5 million, respectively. For the six months ended June 30, 2026 and 2025, inventory write-downs were $3.1 million and $3.2 million, respectively. Inventory write-downs were mainly related to inventory in excess of expected demand, shelf-life expiration and inventory costs incurred on cancelled and failed batches. Inventory amounts above are net of the associated inventory write-downs.
Note 9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Research and development claims receivable	$27,945	$45,870
Prepayments	19,335	21,275
VAT receivable	3,244	3,577
Deferred cost	2,642	3,429
Other receivables	706	915
Accrued interest income	633	874
Lease and lease deposit receivable	520	529
Corporate tax receivable	117	—
Total prepaid expenses and other current assets	$55,142	$76,469
Note 10. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Lab equipment	$54,776	$55,586
Office equipment	6,683	6,883
Furniture and fixtures	2,621	2,651
Leasehold improvements	32,198	15,762
Assets under construction	12,057	27,075
Less: accumulated depreciation	(47,812)	(44,394)
Total property and equipment, net	$60,523	$63,563
Depreciation expense for the three months ended June 30, 2026 and 2025 was $2.2 million and $2.1 million, respectively, and for the six months ended June 30, 2026 and 2025 was $4.4 million and $4.1 million, respectively.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 11. Intangible Assets, Net
The following table summarizes the carrying amount of the Company's intangible assets, net of accumulated amortization (in thousands):

	June 30,	December 31,
	2026	2025
Licensed IP rights	$21,187	$21,528
Less: accumulated amortization	(2,655)	(1,719)
Total intangibles assets, net	$18,532	$19,809
Amortization expense for the three months ended June 30, 2026 and 2025 was $0.5 million and $0.3 million, respectively, and for the six months ended June 30, 2026 and 2025 was $1.0 million and $0.6 million, respectively. The estimated annual amortization expense related to this asset is $1.9 million for each of the five years ending in 2031.
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
Note 12. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Compensation and benefits	$19,663	$26,224
Rebates, chargebacks and returns	9,193	4,991
Research and development costs	6,887	8,009
Professional fees	6,324	7,679
Manufacturing accruals	4,204	6,861
Other liabilities	2,464	2,028
Total accrued expenses and other liabilities	$48,735	$55,792
Note 13. Shareholders’ Equity
Ordinary Shares
Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the Company’s board of directors and declared by the shareholders. As of June 30, 2026, the Company has not declared any dividends.
Restricted Stock Units
At June 30, 2026, restricted stock unit awards for 12,500 ordinary shares had vested but the underlying shares had not been issued. However, these vested restricted stock unit awards have been included in the calculation of the Company’s outstanding shares at June 30, 2026 as they are considered issuable for little or no cash consideration. Subsequent to June 30, 2026, 12,500 of the underlying ordinary shares were issued.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 14. Share-Based Compensation
2025 Employee Share Purchase Plan
In May 2025, the Company’s board of directors adopted the 2025 Employee Share Purchase Plan (the “Purchase Plan” or “ESPP”), which became effective upon approval by the Company’s shareholders in June 2025. The following description of the Purchase Plan is a summary only and is qualified in its entirety by reference to the complete text of the Purchase Plan. Subject to adjustment for certain changes in the Company’s capitalization, the maximum number of Shares (as defined therein) that may be issued under the Purchase Plan is 3,000,000. The Purchase Plan includes both (i) a 423 Component (as defined therein), which is intended to be used to grant rights to purchase Shares which qualify as options issued under an “employee stock purchase plan” as that term is defined in Section 423(b) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and (ii) a Non-423 Component (as defined therein), which is intended to be used to grant rights to purchase Shares which do not qualify for such treatment under the Code. The UK Sharesave Sub-Plan has been adopted as a sub-plan to the Purchase Plan. The Sharesave is a UK “all employee” share option plan, which is intended to satisfy the requirements of Schedule 3 of ITEPA for tax qualifying save-as-you-earn share options plans. The Purchase Plan, including any sub-plans, is administered by the Company’s board of directors, which may delegate such administration to a committee comprised of one or more members of the board. The plan administrator has the power, subject to the provisions of the Purchase Plan, to determine when and how rights to purchase the Company’s shares will be granted, the provisions of each offering of such rights (which need not be identical), and whether employees of any of Autolus parent or subsidiary companies will be eligible to participate in the Purchase Plan. The Company initiated its first purchase period in July 2026 and has not granted shares under the ESPP as of June 30, 2026.
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
The following table summarizes the total share-based compensation expense included in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses, net	$1,107	$1,528	$2,048	$2,526
Selling, general and administrative expenses	3,164	2,309	5,525	4,041
Cost of sales	324	468	588	614
Capitalized to prepaid expenses and other non-current assets	—	(12)	(1)	(21)
Total share-based compensation expense	$4,595	$4,293	$8,160	$7,160

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Share Options
The table below summarizes Company’s share option activity during the six months ended June 30, 2026:

	Number of Options	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2025	31,130,935	$4.11	7.75	$1,977
Granted	7,717,785	1.54		561
Exercised	(6,754)	0.41		8
Forfeited	(1,096,871)	2.13		9
Expired	(345,233)	5.00		—
Outstanding as of June 30, 2026	37,399,862	$3.63	7.43	$768
Exercisable as of June 30, 2026	19,261,927	$5.23	6.00	$73
Vested and expected to vest as of June 30, 2026	37,399,862	$3.63	7.43	$768

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of ordinary shares for those options in the money as of June 30, 2026.

The weighted average grant-date fair value of share options granted was $1.09 per share option for the six months ended June 30, 2026. The weighted average grant-date fair value of share options granted was $1.38 per share option for the six months ended June 30, 2025.
The total intrinsic value of share options exercised was less than $0.1 million for the six months ended June 30, 2026. There were no share options exercised during the six months ended June 30, 2025, respectively.
As of June 30, 2026, the total unrecognized compensation expense related to unvested share options was $12.9 million, which the Company expects to recognize over a weighted average vesting period of 3.09 years.
Restricted Stock Units
The table below summarizes Company’s restricted stock unit (“RSU”) awards activity during the three months ended June 30, 2026:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at December 31, 2025	92,500	$1.87
Granted	4,393,554	1.59
Vested	(12,500)	4.23
Forfeited	(222,250)	1.62
Unvested and outstanding at June 30, 2026	4,251,304	$1.58
As of June 30, 2026, there was $5.8 million of unrecognized share-based compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 3.69 years.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 15. Liabilities Related to Future Royalties and Milestones, Net
The following table summarizes the carrying amount of the Company’s liabilities related to future royalties and milestones, net (in thousands):

Balance at December 31, 2025	$280,200
Interest expense accrued on liabilities related to future royalties and milestones, net	23,477
Cumulative catch-up adjustment	(15,171)
Revenue share payments	(4,206)
Balance at June 30, 2026	$284,300
During the three months ended June 30, 2026 and 2025, interest expense on liabilities related to future royalties and milestones, net amounted to $12.4 million and $10.7 million, respectively. During the six months ended June 30, 2026 and 2025, interest expense on liabilities related to future royalties and milestones, net amounted to $23.5 million and $20.8 million, respectively.
During the three months ended June 30, 2026 and 2025, the cumulative catch-up adjustment amounted to $15.2 million and $17.5 million, respectively. During the six months ended June 30, 2026 and 2025, the cumulative catch-up adjustment amounted to negative $15.2 million and $17.5 million, respectively.
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
The carrying amount of the Blackstone Collaboration Liability and BioNTech Liability is based on the Company’s estimate of the future royalties to be paid to Blackstone and BioNTech over the life of the arrangement as discounted using an effective interest rate. The excess or deficit of estimated present value of future royalties over the initial carrying amount, is recognized using the cumulative catch-up method within interest expense using the initial effective interest rate. The imputed rate of interest on the unamortized portion of the Blackstone Collaboration Liability and BioNTech Liability was approximately 15.80% and 28.70% as of June 30, 2026 and 2025, respectively.
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
The Company’s costs as a lessee for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$2,482	$2,136	$5,092	$4,308
Variable costs	779	256	1,200	752
Short term lease costs	—	99	—	114
Total lease costs	$3,261	$2,491	$6,292	$5,174
Supplemental cash flow information for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Six Months Ended June 30,
Other information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash (inflows) outflows from operating leases(1)	$2,310	$(4,429)
(1) Includes lease incentives received during the six months ended June 30, 2026 and 2025, respectively, relating to the Company’s Nucleus facility lease.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

The weighted average remaining lease term and weighted average discount rate of operating leases as of June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
Weighted-average remaining lease term - operating leases	15.5 years	16.1 years
Weighted-average discount rate - operating leases	7.95%	8.17%
The maturities of operating lease liabilities as of June 30, 2026 were as follows (in thousands):

2026	$6,967
2027	9,723
2028	8,791
2029	9,634
2030	9,633
Thereafter	99,790
Total lease payments	144,538
Less: imputed interest	(61,026)
Present value of lease liabilities	$83,512
Note 17. Commitments and Contingencies
License Agreements
In September 2014, the Company entered into the UCLB License Agreement. In connection with the UCLB License Agreement, the Company is required to make annual license payments and may be required to make payments to UCLB upon the achievement of specified milestones, including upon regulatory approval for obe-cel. During the six months ended June 30, 2026, the Company paid or accrued amounts relating to the income allocable to the value of the sublicensed intellectual property rights and royalties.
On July 18, 2025, the Company was notified by the European Commission that the Company has been granted marketing approval for AUCATZYL (obecabtagene autoleucel) for the treatment of adult patients (26 years and older) with r/r B-ALL which triggered a £6.0 million regulatory milestone payment that was paid by the Company in accordance with the UCLB License Agreement.
Contractual obligations
In previous periods, the Company has entered into agreements with certain advisory firms. The Company is obligated to make specified payments upon the achievement of certain strategic transactions involving the Company. There were no fees paid or payable to strategic advisory firms during the three and six months ended June 30, 2026 and 2025, respectively.
The Company has estimated the probability of the Company achieving each potential milestone in relation to the agreements with UCLB and its agreements with certain advisory firms in accordance with ASC 450. The Company considers regulatory approval, commercial milestones and execution of collaboration agreements probable when actually achieved. Furthermore, the Company recognizes expenses for clinical milestones when their achievement is deemed probable. The Company concluded that as of June 30, 2026, there were no other milestones for which the likelihood of achievement was currently probable.

Capital Commitments
As of June 30, 2026, the Company’s unconditional purchase obligations for capital expenditures totaled $1.5 million and included signed orders for capital equipment and capital expenditures for construction and related expenditures relating to its properties in the United Kingdom and the United States. The Company expects to incur the full amount of these obligations within one year.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Master Supply Commitments
As of June 30, 2026, the Company’s unconditional purchase obligations with Miltenyi Biotec GmbH for reagents and consumables totaled $1.9 million, which the Company expects to incur within one year.
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
BioNTech License and Option Agreement - Product Options gain contingency
As the Product Options within the BioNTech License and Option Agreement were an embedded feature within a freestanding financial instrument, the Company assessed if the Product Options should be accounted for as a derivative under ASC 815. However, the Company determined the Product Options met the scope exception for derivative accounting under ASC 815 and therefore should be accounted for a gain contingency under the scope of ASC 450. As of June 30, 2026 and December 31, 2025, the Product Options were not exercised and, therefore, no amounts were recognized. Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details about the BioNTech Agreements.
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company due to defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any litigation and did not have contingency reserves established for any liabilities as of June 30, 2026 and December 31, 2025.
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

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

SME Research and Development (R&D) tax credit
In the accounting period to December 2023, based on the relevant tax legislation, the Company met the conditions of the research and development (“R&D”) intensive scheme, and therefore submitted its corporate tax return on this basis. This is subject to agreement by the United Kingdom tax authority. The tax authority’s non-statutory guidance includes some expenditure in the calculation of whether a company meets the R&D intensive scheme, which is in conflict with the criteria in the tax legislation. The position is uncertain and the legislation is currently untested in the United Kingdom courts. The Company is engaged in ongoing discussions with the United Kingdom tax authority regarding the R&D tax credit claimed by the Company in its corporate tax return for the accounting period to December 2023. If the Company’s claim under the R&D intensive scheme is unsuccessful, there will be a material reduction in the value of the tax credit obtained (18.6% as opposed to 26.97% net benefit), and certain amounts claimed by the Company may be disallowed. However, in that instance, the Company expects that normal U.K. small and medium enterprise (“SME”) relief will be available. The Company recorded a SME research and development tax credit receivable of $19.0 million (translated from pounds sterling into U.S dollars at the exchange rate in effect on March 31, 2026) within prepaid expenses and other current assets utilizing the net benefit of 18.6%. During the three months ended June 30, 2026, the Company received a partial payment of its SME R&D tax credit relating to the accounting period ended December 2023 of $19.0 million (translated to U.S. dollars on the date of receipt). Should the uncertainty over the remaining payment be resolved in the Company’s favor, this would result in a gain and would be accounted for as a gain contingency under the scope of ASC 450. This uncertainty only applies to one accounting period.
Note 18. Segment Reporting
Segment loss
The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product Revenue, net	$45,672	$20,923	$71,890	$29,905
License Revenue	17	—	17	—
Total revenue, net	45,689	20,923	71,907	29,905
Less:
Cost of sales	(20,468)	(24,445)	(45,036)	(42,396)
Research and clinical development	(12,236)	(16,069)	(23,191)	(29,120)
Product delivery	(11,641)	(4,392)	(19,378)	(9,965)
Commercial and Medical affairs	(17,318)	(15,558)	(35,737)	(31,955)
Support functions	(18,613)	(18,927)	(38,843)	(36,823)
Other segment expenses, net (1)	(9,251)	(2,749)	(13,073)	(6,103)
Total operating expenses	(89,527)	(82,140)	(175,258)	(156,362)
Operating loss	(43,838)	(61,217)	(103,351)	(126,457)
Other income, net	181	135	281	262
Foreign exchange gains (losses), net	460	1,499	(2,207)	2,680
Interest income	1,877	5,234	4,346	11,371
Interest expense, net	2,674	6,829	(8,450)	(3,314)
Income tax expenses	(465)	(397)	(1,328)	(2,623)
Segment and consolidated net loss	$(39,111)	$(47,917)	$(110,709)	$(118,081)
(1) Other segment expenses, net include United Kingdom research and development tax credits, depreciation, amortization and share-based compensation expenses.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 19. Workforce Reduction Costs
On April 29, 2026, the Company announced that its Board of Directors had approved a plan to improve operational efficiency and reduce operating expenses. This plan includes a reduction in force of approximately 13% of the Company's workforce, inclusive of employee-related actions that began in the second half of 2025.
The Company has substantially completed the implementation of the plan. Affected employees were offered separation benefits, including severance payments and, where applicable, temporary healthcare coverage assistance. The Company estimates that it will incur total expenses relating to the realignment of approximately $8.0 million, consisting of severance and termination-related costs. The Company recorded $4.2 million of these costs in the six months ended June 30, 2026, and $2.4 million of these costs for the year ended December 31, 2025. In addition, the Company recognized non-cash costs, such as share-based payment expense of $0.1 million and $0.2 million, for the six months ended June 30, 2026 and for the year ended December 31, 2025, respectively. Such non-cash costs are not included in the table below.
The estimate of costs that the Company expects to incur related to the workforce reduction and the timing thereof are subject to a number of assumptions and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the actions described above.
The following table summarizes the restructuring activity as of June 30, 2026 and the remaining severance and termination-related liability included in Accrued expenses and other liabilities in the Consolidated Balance Sheet:

Balance as of January 1, 2026	$342
Severance and termination-related costs incurred	$4,177
Severance and termination-related costs paid	$(3,027)
Balance as of June 30, 2026	$1,492
Note 20. Related Party Transactions
Blackstone Agreements
In November 2021, the Company concurrently entered into the Blackstone Agreements. As of the execution of the Blackstone Agreements, Blackstone became a related party of the Company, as Blackstone became the owner of more than 10% of the Company’s outstanding voting securities. In addition, Blackstone received and exercised its right to nominate one director to the board of directors of the Company and is therefore considered to be one of the principal owners of the Company. As of June 30, 2026, Blackstone holds more than 5% of the Company’s outstanding voting securities.
As of June 30, 2026, the carrying amount of the Blackstone Collaboration Agreement Liability was $240.9 million. For the six months ended June 30, 2026, the aggregated cumulative accrued interest expense and cumulative catch-up adjustment amounted to $6.9 million and the revenue share payments amounted to $2.7 million. As of December 31, 2025, the carrying amount of the Blackstone Collaboration Agreement Liability was $236.7 million which included aggregated cumulative accrued interest expense and cumulative catch-up adjustment of $27.9 million. Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details.
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
As of June 30, 2026, the carrying amount of the BioNTech Liability was $43.4 million. For the six months ended June 30, 2026, the aggregated cumulative accrued interest expense and cumulative catch-up adjustment amounted to $1.4 million and the revenue share payments amounted to $1.5 million. As of December 31, 2025, the carrying amount of the BioNTech Liability was $43.5 million which included aggregated cumulative accrued interest expense and cumulative catch-up adjustment of $8.5 million. Refer to Note 15, “Liabilities related to future royalties and milestones, net” for further details.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 21. Subsequent Events
The Company evaluated subsequent events through August 11, 2026, the date on which these unaudited condensed consolidated financial statements were issued.
Perceptive Senior Secured Notes Facility and Warrants
On July 30, 2026, the Company entered into a strategic financing with Perceptive Credit Holdings V, LP (“Perceptive” or “Perceptive Advisors”), a leading global healthcare specialist investor, for the sale of notes of up to $250 million in aggregate principal amount in a five-year, interest-only senior credit facility (the “Credit Facility”), subject to certain conditions. An initial $75 million principal amount of notes has been issued by Autolus to Perceptive on July 30, 2026, and an additional $25 million in aggregate principal amount will be available at Autolus’ option for up to six months post-closing. An additional $150 million in aggregate principal amount of subsequent capital may become available in separate tranches upon achievement of certain pre-specified revenue milestones.
The Credit Facility will bear interest at a rate per annum equal to the one month secured overnight financing rate (“SOFR”) (subject to a SOFR floor of 3.50%), plus 7.25%, and will be interest-only until maturity. Interest margin reductions may become available upon achievement of certain revenue milestones. At closing of the Credit Facility, the Company issued Perceptive a warrant to purchase up to 3.5 million American Depositary Receipts (ADSs), each ADS representing one ordinary share, at an exercise price of $1.9314 per ADS, equal to 125% of the 30-day VWAP immediately preceding the closing date.

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
We maintain our books and records in pounds sterling, our results are subsequently converted to U.S. dollars, and we prepare our consolidated financial statements in accordance with U.S. GAAP, as issued by the FASB. All references in this Quarterly Report on Form 10-Q to “$” are to U.S. dollars and all references to “£” are to pounds sterling. Our unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2026 and 2025 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3414 and £1.00 to $1.3355, respectively. Our unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the six months ended June 30, 2026 and 2025 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3445 and £1.00 to $1.2971, respectively. Our unaudited condensed consolidated balance sheet as of June 30, 2026 and audited consolidated balance sheet as of December 31, 2025 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3242 and £1.00 to $1.3455, respectively. These translations should not be considered representations that any such amounts have been, could have been or could be converted into U.S. dollars at those or any other exchange rate as of those or any other dates.
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
Since our inception, we have incurred significant operating losses. For the three months ended June 30, 2026 and 2025, we incurred net losses of $39.1 million and $47.9 million, respectively, and had an accumulated deficit of $1,497.5 million and $1,386.8 million as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, we had cash and cash equivalents of $171.4 million and marketable securities of $30.2 million. Based on our current clinical development and commercialization plans, we believe our existing cash, cash equivalents and marketable securities, together with the $75.0 million received from its Notes Purchase Agreement with Perceptive Advisors, “Perceptive”, will be sufficient to fund our current and planned operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of our unaudited condensed consolidated financial statements included in this Quarterly Report. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our revenues and expenses, which we have based on assumptions that may prove to be wrong and could prove to be significantly higher than we currently anticipate, could vary materially and adversely as a result of a number of factors. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

Recent Developments
AUCATZYL launch:
•We reported net product revenue of $45.7 million for three months ended June 30, 2026, compared to $20.9 million for the same period the prior year and compared to $26.2 million for three months ending March 31, 2026. Net revenues were primarily driven by increasing product demand both within existing treatment centers and expansion into new centers, supplemented by contribution from UK sales in the second quarter of launch in this market.
•Additional data from the FELIX trial focusing on the impact of tumor burden and bridging therapy on safety and efficacy in adult r/r ALL patients treated with obe-cel were presented at the American Society of Clinical Oncology (“ASCO”) and European Hematology Association (“EHA”) annual meetings.
Obe-cel clinical updates:
Obe-cel data in pediatric r/r B-ALL
•Our Phase 2 portion of the ongoing CATULUS trial of obe-cel in pediatric relapsed or refractory (r/r) B-cell precursor ALL (“B-ALL”) patients is on track and data is expected to be reported at the end of 2027.
Obe-cel in lupus nephritis (“LN”)
•Our next data update from the Phase 1 CARLYSLE trial in patients with severe refractory systemic lupus erythematosus (“SLE”) has been submitted for presentation at the American College of Rheumatology (“ACR”) Annual Meeting in the fourth quarter of 2026. LUMINA, the pivotal Phase 2 study of obe-cel in patients with refractory LN continues enrolling in five countries and we expect to report data in 2028.
Obe-cel in progressive multiple sclerosis (“MS”)
•The Phase 1 BOBCAT trial is expected to include up to 18 adult patients and will determine the safety, tolerability, and preliminary efficacy of obe-cel in participants with refractory progressive forms of MS.
•The first preliminary results, including safety, PK/PD and biomarker data are planned to be presented at at the ACTRIMS Forum in the first quarter of 2027. A larger data set with longer follow up will be reported in the second half of 2027.
AUTO8 in Light-Chain Amyloidosis
•The Phase 1 ALARIC trial evaluating AUTO8 in light-chain amyloidosis is ongoing and initial data are expected to be reported at the end of 2026.
Q2 2026 operational updates:
•In April 2026, we announced a strategic initiative and plan to improve operational efficiency and reduce operating expenses. As part of this initiative, we implemented a reduction in force affecting approximately 13% of its existing overall workforce, impacting all areas of the business. The actions are expected to reduce operating expenses by approximately $15 million on an annualized basis beginning in 2027. As a result of the reorganization, which includes employee-related actions taken beginning in the second half of 2025, we expect to incur total restructuring charges of approximately $8 million, consisting primarily of employee severance and related costs, the majority of which have been recognized in the first half of 2026. The implementation of the workforce reduction plan is now substantially complete.
Post Q2 2026 events:
•On July 30, 2026, we entered into a strategic financing with Perceptive for the sale of notes of up to $250 million in aggregate principal amount in a five-year, interest-only senior credit facility (the “Credit Facility”), subject to certain conditions. An initial $75 million principal amount of notes has been issued by us to Perceptive on July 30, 2026, and an additional $25 million in aggregate principal amount will be available at our option for up to six months post-closing. An additional $150 million in aggregate principal amount of subsequent capital may become available in separate tranches upon achievement of certain pre-specified revenue milestones. The Credit Facility will bear interest at a rate per annum equal to the one month secured overnight financing rate (“SOFR”) (subject to a SOFR floor of 3.50%), plus 7.25%, and will be interest-only until maturity. Interest margin reductions may become available upon achievement of certain revenue milestones. At closing of the Credit Facility, we issued Perceptive a warrant to purchase up to 3.5 million ADSs, each ADS representing one ordinary share, at an exercise price of $1.9314 per ADS, equal to 125% of the 30-day VWAP immediately preceding the closing date.

Components of Our Results of Operations
Product Revenue, Net
During the three-month and six-month period ended June 30, 2025, our product revenue, net was solely comprised of sales of AUCATZYL in the U.S. We use Cardinal Health as an agent to deliver our product, AUCATZYL, to ATCs. The ATCs are responsible for the treatment of the patient including infusion of the product which occurs in two separate doses. Cardinal Health is obligated to pay us for the product upon the delivery and acceptance of the product at the ATC within standard payment terms. The ATC is obligated to pay Cardinal Health for the product upon receipt and acceptance of the product and is entitled to a credit in certain circumstances, including when the patient is not administered one or both doses.
We launched AUCATZYL in the U.K. in January 2026. Consequently, our product revenue, net now includes sales of AUCATZYL in the U.S. and U.K.. AUCATZYL is available through the National Health Service (“NHS”) and private treatment centers.
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
Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch raw materials inventory is depleted. Thus, the cost of sales as a percentage of net sales of AUCATZYL for the three and six months ended June 30, 2026 was affected by use of the initial pre-launch raw materials inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. We estimate cost of sales as a percentage of net product revenue and will continue to be positively impacted as we sell products which includes some raw material inventory that was previously expensed prior to the FDA approval.

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
Foreign Exchange Gains (Losses), Net
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
Income Tax Expense
We are subject to corporate taxation in the United Kingdom, United States, Germany and Switzerland. Due to the nature of our business, we have generated losses since inception. Our income tax (expense) benefit recognized represents the sum of income tax payable or receivable in the United Kingdom, in the United States, in Germany and in Switzerland.
Un-surrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of United Kingdom taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $953.6 million at December 31, 2025. No deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards. We carry a $2.8 million deferred tax asset balance related to the U.S. entity at June 30, 2026 for which a valuation allowance of $2.4 million was applied. We have recorded a valuation allowance against the net deferred tax asset where the recoverability due to future taxable profits is unknown. On April 1, 2023 the main rate of the U.K. corporation tax was increased to 25% for companies with profits in excess of £250,000, or the small profits rate of 19% for companies with profits of £50,000 or less (with marginal relief from the main rate available to companies with profits between £50,000 and £250,000).
In the event we generate profits in the future, we may benefit from the U.K. “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%.

Results of Operations
Comparison of Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026, and 2025 (in thousands):

	Three Months Ended June 30,		Change	Change
	2026	2025	(in thousands)	(in percentage)
Revenue:
Product revenue, net	$45,672	$20,923	$24,749	118%
License revenue	17	—	17	100%
Total revenue, net	45,689	20,923	24,766	118%
Cost and operating expenses:
Cost of sales	(20,468)	(24,445)	3,977	(16)%
Research and development expenses, net	(27,898)	(27,430)	(468)	2%
Selling, general and administrative expenses	(41,161)	(30,265)	(10,896)	36%
Loss from operations	(43,838)	(61,217)	17,379	(28)%
Other income (expense):
Other income, net	181	135	46	34%
Foreign exchange gains, net	460	1,499	(1,039)	(69)%
Interest income	1,877	5,234	(3,357)	(64)%
Interest expense, net	2,674	6,829	(4,155)	(61)%
Total other income, net	5,192	13,697	(8,505)	(62)%
Net loss before income tax	(38,646)	(47,520)	8,874	(19)%
Income tax expense	(465)	(397)	(68)	17%
Net loss	$(39,111)	$(47,917)	$8,806	(18)%
Product Revenue, Net
We began recognizing product revenue, net arising from the commercial sales of AUCATZYL in the United States and United Kingdom in January 2025 and January 2026, respectively. Product revenue, net increased by $24.7 million to $45.7 million for the three months ended June 30, 2026 from $20.9 million for the three months ended June 30, 2025. The increase is primarily due to an increase in the number of AUCATZYL doses administered to patients in the territories where we commercialize AUCATZYL.
Cost of Sales
Cost of sales decreased by $4.0 million to $20.4 million for the three months ended June 30, 2026 from $24.4 million for the three months ended June 30, 2025. The decrease was primarily attributable to the benefits of the ongoing operational efficiency initiatives announced in April 2026, improved utilization of manufacturing capacity, and lower inventory write-downs, partially offset by higher product volumes and the associated increase in third-party royalties. Cost of sales for the three months ended June 30, 2025 included inventory write-downs of $2.5 million and third-party royalties of $0.6 million. Cost of sales for the three months ended June 30, 2026 included inventory write-downs of $1.2 million and third-party royalties of $1.6 million.
Cost of sales as a percentage of revenue decreased from 117% to 45% from the three months ended June 30, 2025 to June 30, 2026. The decrease is primarily the result of higher product volumes and operational changes at the Nucleus facility in the three months ended June 30, 2026 resulting in a lower cost per batch manufactured, including the benefits of the ongoing operational efficiency initiatives announced in April 2026.
Certain manufacturing expenses incurred prior to AUCATZYL receiving the FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of sales included previously expensed inventories, the total cost of sales with these manufacturing costs included would have increased by approximately $0.4 million and $1.9 million for the three months ended June 30, 2026 and 2025 respectively.

Research and Development Expenses, Net
The following tables provide additional detail on our research and development expenses, net (in thousands):

	Three Months Ended June 30,		Change (in thousands)	Change (in percentage)
	2026	2025
Direct research and development expenses
B cell malignancies (Obe-cel)	$3,234	$6,803	$(3,569)	(52)%
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	1,209	578	631	109%
Total direct research and development expense	$4,443	$7,381	$(2,938)	(40)%

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	$12,047	$15,635	(3,588)	(23)%
Indirect research and development expense*	11,408	4,414	6,994	158%
Total research and development expenses, net	$27,898	$27,430	$468	2%
* Indirect research and development expense is net of United Kingdom research and development tax credits
Research and development expenses, net increased by $0.5 million to $27.9 million for the three months ended June 30, 2026 from $27.4 million for the three months ended June 30, 2025 primarily due to:
•a decrease of $2.6 million in United Kingdom R&D tax credits (resulting in an increase in R&D expense) due to no longer being eligible for the SME scheme and moving to the merged RDEC from January 1, 2025, as well as lower qualifying spend; offset by:
•an increase of $1.5 million in clinical trial costs, clinical manufacturing supply costs and related support costs; offset by
•a decrease of $3.6 million in salaries and other employment related costs including share-based compensation expense relating to research and development activities,
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10.9 million to $41.2 million for the three months ended June 30, 2026 from $30.3 million for the three months ended June 30, 2025 primarily due to:
•an increase of $7.4 million in salaries and other employment related costs including share-based compensation expenses, which was mainly driven by termination and severance costs related to the reduction in workforce initiative announced in April 2026 and an increase in the number of employees engaged in selling, general and administrative activities;
•an increase of $2.1 million in information technology infrastructure and support for information systems and facility costs relating to the conduct of corporate and commercial operations, including increase in space utilized for these activities;
•an increase of $1.1 million in professional fees primarily related to commercialization activities in the U.S. and U.K; and
•a loss on impairment of fixed assets amounting to $0.3 million.
Foreign Exchange Gains (Losses), Net
Foreign exchange gains (losses), net decreased to a gain of $0.5 million for the three months ended June 30, 2026 as compared to a gain of $1.5 million for the three months ended June 30, 2025 primarily due to gains and losses on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, as well as our cash and cash equivalents and liabilities related to future royalties and milestones.
Interest Income
Interest income decreased to $1.9 million for the three months ended June 30, 2026, as compared to $5.2 million for the three months ended June 30, 2025. The decrease in interest income of $3.3 million was primarily driven by lower aggregate balances and yield associated with our cash, cash equivalents and marketable securities during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Interest Expense, Net
Interest expense, net decreased to negative $2.7 million for the three months ended June 30, 2026 as compared to negative $6.8 million for the three months ended June 30, 2025. Interest expense, net decreased by $4.2 million primarily due to changes in the assumptions used in the valuation of the Collaboration Agreement with Blackstone and the BioNTech License and Option Agreement. These assumption changes during the three months ended June 30, 2026 and June 30, 2025 respectively, resulted in a negative cumulative catch-up adjustment which exceeded the interest expense accrued relating to Blackstone Collaboration Agreement (“Blackstone Collaboration Agreement Liability”) and the BioNTech Obe-cel Product Revenue Interest (“BioNTech Liability”).
Income Tax Expense
Income tax expense increased to $0.5 million for the three months ended June 30, 2026 as compared to $0.4 million for the three months ended June 30, 2025. Income tax expenses increased by $0.1 million primarily due the mix of pre-tax income and losses incurred in various tax jurisdictions during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Comparison of Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026, and 2025 (in thousands):

	Six Months Ended June 30,		Change (in thousands)	Change (in percentage)
	2026	2025
Revenue
Product revenue, net	$71,890	$29,905	$41,985	140%
License revenue	17	—	17	100%
Total revenue, net	71,907	29,905	42,002	140%
Cost and operating expenses:
Cost of sales	(45,036)	(42,396)	(2,640)	6%
Research and development expenses, net	(49,108)	(54,164)	5,056	(9)%
Selling, general and administrative expenses	(81,114)	(59,802)	(21,312)	36%
Loss from operations	(103,351)	(126,457)	23,106	(18)%
Other income (expense):
Other income, net	281	262	19	7%
Foreign exchange (losses) gains, net	(2,207)	2,680	(4,887)	(182)%
Interest income	4,346	11,371	(7,025)	(62)%
Interest expense, net	(8,450)	(3,314)	(5,136)	155%
Total other (expense) income, net	(6,030)	10,999	(17,029)	(155)%
Net loss before income tax	(109,381)	(115,458)	6,077	(5)%
Income tax expense	(1,328)	(2,623)	1,295	(49)%
Net loss	$(110,709)	$(118,081)	$7,372	(6)%
Product Revenue, Net
We began recognizing product revenue, net arising from the commercial sales of AUCATZYL in the United States and United Kingdom in January 2025 and January 2026, respectively. Product revenue, net increased by $42.0 million to $71.9 million for the six months ended June 30, 2026 from $29.9 million for the six months ended June 30, 2025. The increase is primarily due to an increase in the number of AUCATZYL doses administered in the territories where we commercialize AUCATZYL.

Cost of Sales
Cost of sales increased by $2.6 million to $45.0 million for the six months ended June 30, 2026 from $42.4 million for the six months ended June 30, 2025. The increase was primarily attributable to higher product volumes and the associated increase in third-party royalties, partially offset by the benefits of the ongoing operational efficiency initiatives announced in April 2026 and improved utilization of manufacturing capacity. Cost of sales for the six months ended June 30, 2025 included inventory write-downs of $3.2 million and third-party royalties of $0.7 million. Cost of sales for the six months ended June 30, 2026 included inventory write-downs of $3.1 million and third-party royalties of $2.5 million.
Cost of sales as a percentage of revenue decreased from 142% to 63% from the six months ended June 30, 2025 to June 30, 2026. The decrease is primarily the result of higher product volumes and operational changes at the Nucleus facility in the six months ended June 30, 2026 resulting in a lower cost per batch manufactured, including the benefits of the ongoing operational efficiency initiatives announced in April 2026.
Certain manufacturing expenses incurred prior to AUCATZYL receiving the FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of sales included previously expensed inventories, the total cost of sales with these manufacturing costs included would have increased by approximately $0.5 million and $4.3 million for the six months ended June 30, 2026 and 2025, respectively.
Research and Development Expenses, Net
The following tables provide additional detail on our research and development expenses, net (in thousands):

	Six Months Ended June 30,		Change (in thousands)	Change (in percentage)
	2026	2025
Direct research and development expenses
B cell malignancies (Obe-cel)	$4,774	$17,446	$(12,672)	(73)%
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	2,417	746	1,671	224%
Total direct research and development expense	$7,191	$18,192	$(11,001)	(60)%

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	24,769	29,031	(4,262)	(15)%
Indirect research and development expense	17,148	6,941	10,207	147%
Total research and development expenses, net	$49,108	$54,164	$(5,056)	(9)%
* Indirect research and development expense is net of U.K. research and development tax credits
Research and development expenses, net decreased by $5.1 million to $49.1 million for the six months ended June 30, 2026 from $54.2 million for the six months ended June 30, 2025 primarily due to:
•a decrease of $4.3 million in salaries and other employment related costs including share-based compensation expense relating to research and development activities;
•a decrease of $2.8 million which is primarily due to decreases in information technology infrastructure and support for information systems and contractor costs relating to research and development activities;
•a decrease of $1.0 million in clinical trial costs, clinical manufacturing costs, material transportation costs and utilization of raw materials and consumables relating to research and development activities; offset by:
•a decrease of $3.0 million in United Kingdom R&D tax credits (increase in R&D expense) due to no longer being eligible for the SME scheme and moving to the merged RDEC from January 1, 2025, as well as lower qualifying spend.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $21.3 million to $81.1 million for the six months ended June 30, 2026 from $59.8 million for the six months ended June 30, 2025 primarily due to:
•an increase of $14.7 million in salaries and other employment related costs including share-based compensation expenses, which was mainly driven by termination and severance costs related to the reduction in workforce initiative announced in April 2026 and an increase in the number of employees engaged in selling, general and administrative activities;
•an increase of $3.7 million in information technology infrastructure and support for information systems and facility costs relating to the conduct of corporate and commercial operations including increase in space utilized for these activities;
•an increase of $2.6 million in commercial costs including legal and professional fees and marketing costs associated with market access activities; and
•a loss on impairment of fixed assets amounting to $0.3 million.
Foreign Exchange Gains (Losses), Net
Foreign exchange gains (losses), net decreased to a loss of $2.2 million for the six months ended June 30, 2026 from a gain of $2.7 million for the six months ended June 30, 2025. The gains and losses rises on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, including our cash and cash equivalents and liabilities related to future royalties and milestones.
Interest Income
Interest income decreased to $4.3 million for the six months ended June 30, 2026, as compared to $11.4 million for the six months ended June 30, 2025. The decrease in interest income of $7.1 million primarily relates to lower aggregate balances and yield associated with our cash, cash equivalents and available-for-sale securities during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Interest Expense, net
Interest expense, net increased to $8.5 million for the six months ended June 30, 2026 as compared to $3.3 million for the six months ended June 30, 2025. Interest expense, net decreased by $5.1 million primarily due to cumulative catch up adjustments as a result of changes in the assumptions used in the valuation of the Collaboration Agreement with Blackstone and the BioNTech License and Option Agreement for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Income Tax Expenses
Income tax expense decreased to $1.3 million for the six months ended June 30, 2026 as compared to $2.6 million for the six months ended June 30, 2025. Income tax expenses, net decreased by $1.3 million primarily due to the mix of pre-tax income and losses incurred in various tax jurisdictions during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
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
We have one product approved for commercial sale in the United States and United Kingdom, AUCATZYL, of which the first commercial sale of AUCATZYL in the United States and United Kingdom was made during January 2025 and January 2026, respectively. We have funded our operations to date primarily with proceeds from government grants, sales of our equity securities including ADSs, through public offerings and pursuant to our at-the-market equity facility, through U.K. research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements, strategic collaboration agreements and sale of our commercial product. We have an accumulated deficit of $1,497.5 million as of June 30, 2026.

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
We have funded our operations to date primarily with proceeds from product revenue, government grants, sales of our equity securities, through public offerings and pursuant to our at-the-market equity facility, United Kingdom research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements and strategic collaboration and financing agreements. From our inception in 2014 through June 30, 2026, we have generated an aggregate of $1.9 billion from these capital sources.
As of June 30, 2026, we had cash and cash equivalents of $171.4 million and available-for-sale debt securities of $30.2 million.
Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(90,386)	$(148,346)
Net cash provided by investing activities	164,051	36,368
Net cash used in financing activities	(4,203)	(768)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,188)	9,273
Net increase (decrease) in cash, cash equivalents and restricted cash	$67,274	$(103,473)
Net Cash Used in Operating Activities
Net cash used in our operating activities was $90.4 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $148.3 million for the six months ended June 30, 2025. The decrease of $58.0 million in net cash used in our operating activities was primarily driven by increases in accounts receivable, inventories net, operating lease liability and working capital movements, reflecting the timing of payments, partially offset by prepaid expenses, accounts payable and accrued expenses working capital movements.
Net Cash Provided by Investing Activities
During the six months ended June 30, 2026 and 2025, net cash provided by investing activities amounted to $164.1 million and $36.4 million, respectively. Net cash provided by investing activities during the six months ended June 30, 2026 primarily reflected by $182.4 million in proceeds from maturity and redemption of marketable securities, offset by purchases of marketable securities totaling $14.7 million, and purchases of property and equipment totaling $3.6 million. Net cash provided by investing activities during the six months ended June 30, 2025 consisted of $171.2 million in proceeds from maturity and redemption of marketable securities, offset by $119.3 million related to purchases of marketable securities and $15.5 million purchases of property and equipment.
Net Cash Used in Financing Activities
During the six months ended June 30, 2026, net cash used in financing activities totaled $4.2 million, primarily due to revenue share payments to Blackstone and BioNTech. During the six months ended June 30, 2025, there were revenue share payments to Blackstone and BioNTech amounting to $0.8 million.

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
Based on our current clinical development and commercialization plans, we believe our existing cash and cash equivalents of $171.4 million, marketable securities of $30.2 million as of June 30, 2026 together with the $75.0 million received from its Notes Purchase Agreement with Perceptive, and the expected proceeds from the sale of AUCATZYL, will enable us to fund our current and planned operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of this Quarterly Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
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
There have been no material changes to our critical accounting estimates and significant judgments during the six months ended June 30, 2026.
Contractual Obligations
As of June 30, 2026, other than disclosed in Notes 15 to 17 to our unaudited condensed consolidated interim financial statements included in this Quarterly Report, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026.
Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2026.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under the Exchange Act) occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.
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

Autolus Therapeutics plc

Date:	August 11, 2026	By:	/s/ Christian Itin, Ph.D.
			Name	Christian Itin, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	August 11, 2026	By:	/s/ Robert Dolski
			Name	Robert Dolski
			Title:	Chief Financial Officer
(Principal Financial Officer)