Form 10-Q
period 2026-09-30
Autolus Therapeutics plc
filed 2026-11-10
CIK 1730463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 9, 2026, the registrant had 266,340,330 ordinary shares (including shares in form of American Depositary Shares (“ADSs”)), par value $0.000042 per share, outstanding.

EXPLANATORY NOTE

Autolus Therapeutics plc (the “Company”) qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026. Accordingly, as a foreign private issuer, the Company remains exempt from the U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder, Regulation FD, and its officers, directors, and principal shareholders are not subject to the short-swing profit disclosure and recovery provisions contained in Section 16 of the Exchange Act.

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
•our expectations regarding our strategic financing facility with Perceptive Credit Holdings V, LP (“Perceptive”), including our ability to draw additional tranches under the facility, achieve the revenue targets or other conditions applicable to future tranches, and satisfy our repayment and other obligations under the facility;
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
•the loss of our foreign private issuer status effective as of January 1, 2027; and
•any other factors which may impact our financial results or future trading prices of our ADSs, and the impact of securities analysts’ reports on these prices.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	Note	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents		$245,405	$104,132
Marketable securities - Available-for-sale debt securities	7	2,972	196,578
Restricted cash		1,497	1,503
Accounts receivable, net	3	38,001	24,024
Inventories, net	8	35,015	33,209
Prepaid expenses and other current assets	9	43,894	76,469
Total current assets		366,784	435,915
Non-current assets:
Property and equipment, net	10	59,664	63,563
Intangible assets, net	11	18,075	19,809
Prepaid expenses and other non-current assets		145	249
Operating lease right-of-use assets, net		73,466	64,940
Long-term deposits		1,122	1,032
Deferred tax asset		3,803	3,560
Total assets		$523,059	$589,068
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$1,029	$3,083
Accrued expenses and other liabilities	12	52,974	55,792
Operating lease liabilities, current	15	4,044	4,565
Liabilities related to future royalties and milestones, net - current	13	40,600	10,000
Total current liabilities		98,647	73,440
Non-current liabilities:
Operating lease liabilities, non-current	15	77,013	66,822
Liabilities related to future royalties and milestones, net - non-current	13	252,700	270,200
Senior secured notes facility, non-current	14	66,816	—
Other long-term payables		487	477
Total liabilities		495,663	410,939

Commitments and contingencies	18

Shareholders’ equity:
Ordinary shares, $0.000042 par value; 490,909,783 shares authorized as of September 30, 2026 and as of December 31, 2025; 266,340,330 and 266,143,286, shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively;		12	12
Deferred shares, £0.00001 par value; 34,425 shares authorized, issued and outstanding at September 30, 2026 and December 31, 2025		—	—
Deferred B shares, £0.00099 par value; 88,893,548 shares authorized, issued and outstanding at September 30, 2026 and December 31, 2025		118	118
Deferred C shares, £0.000008 par value; 1 share authorized, issued and outstanding at September 30, 2026 and December 31, 2025		—	—
Additional paid-in capital		1,585,441	1,570,107
Accumulated other comprehensive loss		(5,623)	(5,356)
Accumulated deficit		(1,552,552)	(1,386,752)
Total shareholders’ equity		27,396	178,129
Total liabilities and shareholders’ equity		$523,059	$589,068
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2026	2025	2026	2025
Revenue:
Product revenue, net	3	$41,238	$21,144	$113,128	$51,049
License revenue		—	50	17	50
Total revenue, net		41,238	21,194	113,145	51,099
Cost and operating expenses:
Cost of sales		(17,927)	(28,643)	(62,963)	(71,039)
Research and development expenses, net		(30,900)	(27,892)	(80,008)	(82,056)
Selling, general and administrative expenses		(35,946)	(36,280)	(117,060)	(96,082)
Loss from operations		(43,535)	(71,621)	(146,886)	(198,078)
Other income (expense):
Other income, net		99	84	380	349
Foreign exchange gains (losses), net		265	(911)	(1,942)	1,769
Interest income		2,120	4,382	6,466	15,753
Interest expense, net	4	(14,529)	(10,520)	(22,979)	(13,834)
Total other income (expenses), net		(12,045)	(6,965)	(18,075)	4,037
Net loss before income tax		(55,580)	(78,586)	(164,961)	(194,041)
Income tax benefit (expense)		489	(532)	(839)	(3,155)
Net loss		(55,091)	(79,118)	(165,800)	(197,196)
Other comprehensive income (loss):
Foreign currency exchange translation adjustment		484	(5,868)	(108)	23,790
Unrealized holding (losses) gains on available-for-sale debt securities, net of tax of $0, $0, $0 and $0, respectively		(6)	86	(159)	464
Total other comprehensive income (loss), net of tax		478	(5,782)	(267)	24,254
Total comprehensive loss		$(54,613)	$(84,900)	$(166,067)	$(172,942)

Basic and diluted net loss per ordinary share	5	$(0.21)	$(0.30)	$(0.62)	$(0.74)
Weighted-average basic and diluted ordinary shares	5	266,203,656	266,141,431	266,168,856	266,136,518
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share amounts)

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2026	266,150,040	$12	34,425	$—	88,893,548	$118	1	$—	$1,578,271	$(6,101)	$(1,497,461)	$74,839
Share-based compensation expense	—	—	—	—	—	—	—	—	2,731	—	—	2,731
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	32,500	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	157,790	—	—	—	—	—	—	—	291	—	—	291
Issuance of warrants	—	—	—	—	—	—	—	—	4,148	—	—	4,148
Other comprehensive income	—	—	—	—	—	—	—	—	—	478	—	478
Net loss	—	—	—	—	—	—	—	—	—	—	(55,091)	(55,091)
Balance at September 30, 2026	266,340,330	$12	34,425	$—	88,893,548	$118	1	$—	$1,585,441	$(5,623)	$(1,552,552)	$27,396

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	266,137,837	$12	34,425	$—	88,893,548	$118	1	$—	$1,562,774	$862	$(1,217,302)	$346,464
Share-based compensation expense	—	—	—	—	—	—	—	—	3,888	—	—	3,888
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	3,574	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5,782)	—	(5,782)
Net loss	—	—	—	—	—	—	—	—	—	—	(79,118)	(79,118)
Balance at September 30, 2025	266,141,411	$12	34,425	$—	88,893,548	$118	1	$—	$1,566,662	$(4,920)	$(1,296,420)	$265,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited, in thousands, except share amounts)

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	266,143,286	$12	34,425	$—	88,893,548	$118	1	$—	$1,570,107	$(5,356)	$(1,386,752)	$178,129
Share-based compensation expense	—	—	—	—	—	—	—	—	10,892	—	—	10,892
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	32,500	—	—	—	—	—	—	—	—	—	—	—
Exercise of share options	164,544	—	—	—	—	—	—	—	294	—	—	294
Issuance of warrants	—	—	—	—	—	—	—	—	4,148	—	—	4,148
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(267)	—	(267)
Net loss	—	—	—	—	—	—	—	—	—	—	(165,800)	(165,800)
Balance at September 30, 2026	266,340,330	$12	34,425	$—	88,893,548	$118	1	$—	$1,585,441	$(5,623)	$(1,552,552)	$27,396

	Ordinary Shares		Deferred Shares		Deferred B Shares		Deferred C Shares		Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	266,121,689	$12	34,425	$—	88,893,548	$118	1	$—	$1,555,593	$(29,174)	$(1,099,224)	$427,325
Share-based compensation expense	—	—	—	—	—	—	—	—	11,069	—	—	11,069
Vesting of restricted stock unit awards net of shares withheld to cover tax withholding	19,722	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	24,254	—	24,254
Net loss	—	—	—	—	—	—	—	—	—	—	(197,196)	(197,196)
Balance at September 30, 2025	266,141,411	$12	34,425	$—	88,893,548	$118	1	$—	$1,566,662	$(4,920)	$(1,296,420)	$265,452
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(165,800)	$(197,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	6,736	6,154
Amortization of intangible assets	1,468	1,029
Inventory reserves and write-offs	5,000	7,579
Loss on disposal of property and equipment	2	3
Share-based compensation net of amounts capitalized	10,892	10,995
Interest expense accrued on liabilities related to future royalties and milestones, net	21,188	13,787
Amortization of debt issuance costs and discounts relating to senior secured notes facility	201	—
Accretion of available-for-sale securities	(1,264)	(6,793)
Foreign exchange differences	4,391	(2,483)
Non-cash operating lease expense	2,666	2,768
Impairment of operating lease right-of-use assets and related property and equipment	293	—
Deferred income tax	(243)	884
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	31,988	(13,121)
Decrease (increase) in prepaid expenses and other non-current assets	102	(113)
Increase in inventories, net	(7,190)	(30,140)
Increase in accounts receivable, net	(14,002)	(32,727)
Increase in long-term deposits	(104)	—
(Decrease) increase in accounts payable	(2,138)	8,816
Increase in deferred revenue	—	7,612
Decrease in accrued expenses and other liabilities	(1,685)	(2,527)
(Decrease) increase in operating lease liability	(1,419)	9,228
Net cash used in operating activities	(108,918)	(216,245)
Cash flows from investing activities:
Acquisition of property and equipment	(4,848)	(19,928)
Acquisition of intangible assets	—	(8,089)
Sale of marketable securities - available-for-sale debt securities	7,455	—
Purchases of marketable securities: available-for-sale debt securities	(17,727)	(202,238)
Proceeds from maturities and redemptions of marketable securities: available-for-sale debt securities	205,163	302,170
Net cash provided by investing activities	190,043	71,915
Cash flows from financing activities:
Proceeds from the exercise of share options	294	—
Payments of liabilities related to future royalties and milestones, net	(8,088)	(2,542)
Proceeds from senior secured notes facility and warrants	75,000	—
Payment of issuance costs relating to senior secured notes facility and warrants	(4,084)	—
Net cash provided by (used in) financing activities	63,122	(2,542)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,981)	5,690
Net increase (decrease) in cash, cash equivalents and restricted cash	141,266	(141,182)
Cash, cash equivalents and restricted cash, beginning of period	105,636	228,804
Cash, cash equivalents and restricted cash, end of period	$246,902	$87,622

AUTOLUS THERAPEUTICS PLC
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Unaudited supplemental cash flow information
Cash paid for income taxes	$1,212	$1,539
Interest paid relating to senior secured notes facility	$1,434	$—
U.K. R&D tax credits received	$29,120	$—

Unaudited supplemental non-cash flow information
Property and equipment purchases included in accounts payable or accrued expenses	$324	$1,447
Leased assets obtained in exchange for operating lease liabilities	$11,816	$276
Capitalized share-based compensation, net of forfeitures	$1	$74
Capitalized implementation costs included in accounts payable and accrued expenses	$253	$97
Issuance costs related to secured senior notes facility and warrants included in accounts payable and accrued expenses	$149	$—

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$245,405	$86,124
Restricted cash	1,497	1,498
Total cash, cash equivalents and restricted cash	$246,902	$87,622

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1. Nature of the Business
Autolus Therapeutics plc (with its subsidiaries, collectively, “Autolus” or the “Company”) is a commercial-stage biopharmaceutical company developing, manufacturing and delivering next-generation T cell therapies and candidates for the treatment of cancer and autoimmune diseases. Using its broad suite of proprietary and modular T cell programming technologies, the Company is engineering precisely targeted and controlled T cell therapies that are designed to better recognize target cells, break down their defense mechanisms and eliminate target cells. The Company believes its programmed T cell therapies have the potential to be best-in-class and offer patients substantial benefits over the existing standard of care, including the potential for cure in some patients.
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
In July 2025, the European Commission granted marketing authorization for AUCATZYL in adult patients (age 26 and older) with r/r B-ALL. Evaluation of potential pricing and feasibility of market entry opportunities in certain EU countries is ongoing. At this time, the EU launch, including launch in Germany, is on hold. The Company did not generate any EU product revenue of AUCATZYL in 2025 and does not anticipate any EU sales of AUCATZYL in 2026.
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
As of June 30, 2026, the Company did not meet the requirements for eligibility as a foreign private issuer. Therefore, as of January 1, 2027, the Company is required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers, which are more detailed and extensive than the requirements for foreign private issuers. Although the Company already complies with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers, the Company will be required to comply with U.S. federal proxy rules pursuant to Section 14 of the Exchange Act, Regulations 14A and 14C thereunder, as well as Regulation FD. In addition, as of January 1, 2027, the Company’s officers, directors, and principal shareholders will be subject to the short-swing profit disclosure and recovery provisions contained in Section 16 of the Exchange Act. The regulatory and compliance costs to the Company under U.S. securities laws may be significantly higher as a domestic reporting company; as a result, the Company’s legal and financial compliance costs will increase and may be more time consuming.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and are presented in US dollars. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
These unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly state the Company’s financial position as of September 30, 2026, and the results of its operation for the three-month and nine-month period ended September 30, 2026, and cash flows for the nine-month period ended September 30, 2026. The interim results and cash flows are not necessarily indicative of results and cash flows that may be expected for the year ending December 31, 2026.
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
The Company has incurred recurring losses since its inception, including net losses of $55.1 million and $79.1 million for the three months ended September 30, 2026 and 2025, respectively and $165.8 million and $197.2 million for the nine months ended September 30, 2026 and 2025, respectively. The Company had an accumulated deficit of $1,552.6 million and $1,386.8 million as of September 30, 2026 and December 31, 2025, respectively.
Notwithstanding these conditions, based on its cash and cash equivalents and marketable securities of $245.4 million and $3.0 million, respectively, as of September 30, 2026, the Company expects that its existing financial resources will be sufficient to fund its operations for at least one year from the date these unaudited condensed consolidated financial statements are issued. Accordingly, management has concluded that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.
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
The Company has funded its operations to date primarily with proceeds from government grants, sales of its equity securities, including ADSs, through public offerings and pursuant to our at-the-market equity facility, through U.K. research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements, strategic collaboration agreements, sale of its commercial product and senior secured notes facility described in Note 14. The Company expects to continue to incur losses for the foreseeable future as it advances the development, approval, and commercialization of its product candidates. While the Company may require additional capital to support its operating plans and achieve profitability, such funding is not expected to be required to meet its obligations as they become due within one year from the date these condensed consolidated financial statements are issued.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Use of Estimates
The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited condensed consolidated interim financial statements include, but are not limited to, the accrual for research and development expenses, income taxes and present value of liabilities related to future royalties and milestones, net including the related interest expense and cumulative catch-up adjustment, incremental borrowing rates related to the Company’s leased properties, and the estimated expected rebate, chargeback percentage for revenue deductions related to product revenue, net and inventory write-off reserves. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.
Segment Information
The Company’s Executive Committee, which includes its Chief Executive Officer, is its chief operating decision maker (the “CODM”). The CODM manages the Company’s operations on an integrated basis for the purpose of appropriately allocating resources. When evaluating the Company’s financial performance, the CODM reviews total revenue, total expenses and expenses by function and makes decisions using this information on a global basis. The Company and the CODM view the Company’s operations and manage its business as a single operating and reportable segment, which is the business of developing and commercializing CAR-T therapies.
Product revenue, net
Product revenue
During the three-month and nine-month period ended September 30, 2025, the Company’s product revenue, net was solely comprised of sales of AUCATZYL in the U.S. The Company uses Cardinal Health 105, LLC (“Cardinal Health”) as an agent to deliver the Company’s product, AUCATZYL, to Authorized Treatment Centers (“ATC”). The ATCs are responsible for the treatment of the patient including infusion of the product which occurs in two separate doses. Cardinal Health is obligated to pay the Company for the product upon the delivery and acceptance of the product at the ATC within standard payment terms. Each ATC is obligated to pay Cardinal Health for the product upon receipt and acceptance of the product and is entitled to a credit in certain circumstances, including when the patient is not administered one or both doses.
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

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Rebates and chargebacks
Rebates and chargebacks are based on contractual arrangements or statutory requirements and include amounts due to payors and healthcare providers under various programs. These amounts may vary by payor and individual plans. Providers qualified under certain programs can purchase the Company’s products through the Company’s third-party logistics partner at a discount. The Company’s third-party logistics partner then charges the discount back to the Company.
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
The Company recorded net foreign exchange gains of $0.3 million and net foreign exchange losses of $0.9 million for the three months ended September 30, 2026 and 2025, respectively, and net foreign exchange losses of $1.9 million and net foreign exchange gain of $1.8 million for the nine months ended September 30, 2026 and 2025, respectively, which are included in foreign exchange gains (losses), net in the unaudited condensed consolidated statements of operations and comprehensive loss.
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

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Embedded Derivative Financial Instruments
The Company evaluates its financial instruments, including its senior secured term loan to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging. ASC 815 generally provides three criteria that, if met, require companies to bifurcate embedded features from their host instruments and account for them as free-standing derivative financial instruments. The three criteria include circumstances in which:
a.the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract,
b.the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and
c.a separate instrument with the same terms as the embedded derivative would be considered a derivative instrument.
If liability accounting is required, the Company’s derivative instruments are recorded at fair value with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt using the effective interest method.
Debt Issuance Costs
Costs incurred in connection with the issuance of debt (Note 14) are deducted from the carrying amount of the related debt and amortized to interest expense over the term of the respective financing arrangement using the effective-interest method.
Warrants
The Company accounts for issued warrants either as a liability or equity in accordance with ASC Topic 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC Topic 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
Warrants that are equity-classified instruments and recorded in additional paid-in capital at issuance are not subject to remeasurement. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants.
Recently Adopted and Issued Accounting Pronouncements
During the quarter ended September 30, 2026, the Company early adopted Accounting Standards Update (“ASU”) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments provide a scope exception from derivative accounting for certain non-exchange-traded contracts and embedded features with underlying based on the operations or activities of one of the parties to the contract and clarify the accounting for certain share-based noncash consideration received from customers. The Company adopted ASU 2025-07 on the modified retrospective basis. The Company evaluated the provisions of the standard and its existing contractual arrangements and determined that adoption did not result in any changes to the accounting for the Company's financial instruments, revenue arrangements or other material contracts. Accordingly, the adoption of ASU 2025-07 did not have a material impact on the Company's consolidated financial statements, results of operations, cash flows or related disclosures.
In December 2025, the Financial Accounting Standards Board (the “FASB”) issued the ASU 2025-12, Codification Improvements that represent changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. This ASU is not expected to have a material effect on the Company’s consolidated financial statements and related disclosures.

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
Product revenue, net recognized after estimated deductions for rebates and chargebacks for the three and nine months ended September 30, 2026, and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue, net	$41,238	$21,144	$113,128	$51,049
Accounts receivable from contracts with customers
Accounts receivable, net as of September 30, 2026 and December 31, 2025 were $38.0 million and $24.0 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of September 30, 2026 and December 31, 2025, based on the Company's third-party agreements are immaterial.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Accruals for rebates and chargebacks
Current accruals for rebates and chargebacks as of September 30, 2026 were as follows (in thousands):

	Rebates	Chargebacks	Total
As of December 31, 2025	$3,658	$1,333	$4,991
Rebate and chargeback accruals related to product revenue recognized in the period	9,955	4,923	14,878
Payments and credits made	(2,785)	(3,916)	(6,701)
Adjustments related to prior period sales	(830)	(1,047)	(1,877)
As of September 30, 2026	$9,998	$1,293	$11,291
Note 4. Interest Expense, Net
Interest expense, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense accrued on liabilities related to future royalties and milestones, net	$11,801	$10,493	$35,278	$31,312
Cumulative catch-up adjustment arising from the liabilities related to future royalties and milestones, net	1,081	—	(14,090)	(17,525)
Senior secured notes facility interest expense	1,635	—	1,635	—
Other interest expense	12	27	156	47
Total interest expense	$14,529	$10,520	$22,979	$13,834
Note 5. Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net loss	$(55,091)	$(79,118)	$(165,800)	$(197,196)
Net loss	$(55,091)	$(79,118)	$(165,800)	$(197,196)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	266,203,656	266,141,431	266,168,856	266,136,518
Basic and diluted net loss per ordinary share	$(0.21)	$(0.30)	$(0.62)	$(0.74)
For all periods presented, outstanding but unvested RSUs, share options and warrants have been excluded from the calculation as their effects would be anti-dilutive. Therefore, the weighted average number of ordinary shares used to calculate both basic and diluted loss per share are the same for all periods presented.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Nine Months Ended September 30,
	2026	2025
Unvested restricted stock units	4,007,421	94,375
Outstanding share options	35,951,526	30,312,911
Warrants	6,765,306	3,265,306
Total	46,724,253	33,672,592
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
Financial assets measured at fair value on a recurring basis:
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2026
	Aggregate estimated fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$190,509	$190,509	$—	$—
Commercial paper	15,300	—	15,300	—
United States government agency securities	3,232	—	3,232	—
United States treasury bills	15,174	15,174	—	—
	$224,215	$205,683	$18,532	$—

Assets classified as marketable securities: available-for-sale debt securities
United States treasury bills	2,972	2,972	—	—
	$2,972	$2,972	$—	$—
Total financial assets measured at fair value on a recurring basis	$227,187	$208,655	$18,532	$—

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

	December 31, 2025
	Aggregate estimated fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Money market funds	$71,191	$71,191	$—	$—
United Kingdom government securities	301	—	301	—
Corporate debt securities	1,753	—	1,753	—
	$73,245	$71,191	$2,054	$—

Assets classified as marketable securities: available-for-sale debt securities
Commercial paper	$52,589	$—	$52,589	$—
Corporate debt securities	58,299	—	58,299	—
United Kingdom government securities	66,175	—	66,175	—
United States treasury bills	19,515	19,515	—	—
	$196,578	$19,515	$177,063	$—
Total financial assets measured at fair value on a recurring basis	$269,823	$90,706	$179,117	$—
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
As of September 30, 2026 and December 31, 2025, the Company did not have non-financial assets measured at fair value on a recurring basis. During the three and nine months ended September 30, 2026 and the year ended December 31, 2025, there were no transfers between fair value levels.
Financial liabilities measured at fair value on a non-recurring basis:
The estimated fair value of the senior secured notes facility as of September 30, 2026 remained unchanged from its initial fair value at inception. The fair value measurement was classified within Level 3 of the fair value hierarchy.
In addition, the carrying value of the Company’s liabilities related to future royalties and milestones, net as of September 30, 2026 and December 31, 2025, $293.3 million and $280.2 million respectively, approximated fair value. The fair value measurement was classified within Level 3 of the fair value hierarchy.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 7. Marketable Securities: Available-For-Sale Debt Securities
As of September 30, 2026 and December 31, 2025, the Company has the following investments in available-for-sale debt securities, which are categorized as marketable securities: available-for-sale debt securities on the balance sheet depending on their maturity at acquisition (in thousands):

	September 30, 2026
	Remaining contractual maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value
Marketable securities: available-for-sale debt securities:
United States Treasury Bills	within 1 year	$2,972	—	—	$2,972
Total		$2,972	$—	$—	$2,972

	December 31, 2025
	Remaining contractual maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value
Marketable securities: available-for-sale debt securities:
Commercial paper	within 1 year	$52,569	$21	$(1)	$52,589
Corporate debt securities	within 1 year	58,226	74	(1)	58,299
United Kingdom Government Securities	within 1 year	66,162	12	—	66,174
United States Treasury Bills	within 1 year	19,466	50	—	19,516
Total		$196,423	$157	$(2)	$196,578
There were no securities held by the Company in an unrealized loss position as of September 30, 2026. The number of securities held by the Company and aggregate fair value (in thousands) and in an unrealized loss position as of December 31, 2025 are as follows (in thousands):

	December 31, 2025
	Number of securities held	Gross unrealized losses	Fair market value of investments in an unrealized loss position
Marketable securities: available-for-sale debt securities in a continuous loss position for less than 12 months:
Commercial paper	2	$(1)	$2,454
Corporate debt securities	2	(1)	7,000
Total	4	$(2)	$9,454
For the three and nine months ended September 30, 2026, the Company recognized net unrealized holding losses of less than $0.1 million and $0.2 million, respectively, on available-for-sale debt securities in other comprehensive loss. There were no securities held by the Company in an unrealized loss position as of September 30, 2026.
At September 30, 2026, the Company held no marketable securities: available-for-sale debt securities out of its total investment portfolio that were in a continuous unrealized loss position. As of September 30, 2026, no allowance for expected credit losses has been recognized in relation to securities in an unrealized loss position. The related unrealized losses are not severe, have been for a short duration and are due to normal market, exchange rate fluctuations and all securities have an investment-grade credit rating. The Company neither intends to sell these investments nor has concluded that it will more-likely-than-not have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity.
There were no amounts reclassified out of other comprehensive income (loss), net of tax during the three and nine months ended September 30, 2026 and during the year ended December 31, 2025.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 8. Inventories, Net
Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$12,714	$16,160
Consumables	4,896	8,021
Work in progress	5,849	3,633
Finished goods	11,556	5,395
Total inventories, net	$35,015	$33,209
Inventory write-downs as a result of excess, obsolescence, scrap or other reasons are recorded in cost of sales in the Company’s consolidated statements of operations. For the three months ended September 30, 2026 and 2025, inventory write-downs were $1.9 million and $4.3 million, respectively. For the nine months ended September 30, 2026 and 2025, inventory write-downs were $5.0 million and $7.6 million, respectively. Inventory write-downs were mainly related to inventory in excess of expected demand, shelf-life expiration and inventory costs incurred on cancelled and failed batches. Inventory amounts above are net of the associated inventory write-downs.
Note 9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Research and development claims receivable	$21,081	$45,870
Prepayments	17,599	21,275
VAT receivable	1,741	3,577
Deferred cost	2,049	3,429
Lease and lease deposit receivable	591	529
Accrued interest income	562	874
Other receivables	271	915
Total prepaid expenses and other current assets	$43,894	$76,469
Note 10. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Lab equipment	$55,103	$55,586
Office equipment	6,705	6,883
Furniture and fixtures	2,646	2,651
Leasehold improvements	32,242	15,762
Assets under construction	13,012	27,075
Less: accumulated depreciation	(50,044)	(44,394)
Total property and equipment, net	$59,664	$63,563
Depreciation expense for the three months ended September 30, 2026 and 2025 was $2.4 million and $2.1 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $6.7 million and $6.2 million, respectively.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 11. Intangible Assets, Net
The following table summarizes the carrying amount of the Company's intangible assets, net of accumulated amortization (in thousands):

	September 30,	December 31,
	2026	2025
Licensed IP rights	$21,216	$21,528
Less: accumulated amortization	(3,141)	(1,719)
Total intangibles assets, net	$18,075	$19,809
Amortization expense for the three months ended September 30, 2026 and 2025 was $0.5 million and $0.5 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $1.5 million and $1.0 million, respectively. The estimated annual amortization expense related to this asset is $1.9 million for each of the five years ending in 2031.
On July 18, 2025, the Company was notified by the European Commission that the Company has been granted marketing approval for AUCATZYL (obecabtagene autoleucel) for the treatment of adult patients (26 years and older) with r/r B-ALL, which triggered a £6.0 million regulatory milestone payment that was paid by the Company to UCL Business Ltd (“UCLB”) in the third quarter of 2025, pursuant to a certain exclusive license agreement, as amended (the “UCLB License Agreement”). This milestone payment was capitalized as an intangible asset and amortized over the remaining useful life of the patent.
Note 12. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Compensation and benefits	$21,076	$26,224
Rebates, chargebacks and returns	11,291	4,991
Research and development costs	7,872	8,009
Professional fees	6,400	7,679
Manufacturing accruals	2,934	6,861
Royalty accruals	2,919	—
Other liabilities	482	2,028
Total accrued expenses and other liabilities	$52,974	$55,792
Note 13. Liabilities Related to Future Royalties and Milestones, Net
The following table summarizes the carrying amount of the Company’s liabilities related to future royalties and milestones, net (in thousands):

Balance at December 31, 2025	$280,200
Interest expense accrued on liabilities related to future royalties and milestones, net	35,278
Cumulative catch-up adjustment	(14,090)
Revenue share payments	(8,088)
Balance at September 30, 2026	$293,300
During the three months ended September 30, 2026 and 2025, interest expense on liabilities related to future royalties and milestones, net amounted to $11.8 million and $10.5 million, respectively. During the nine months ended September 30, 2026 and 2025, interest expense on liabilities related to future royalties and milestones, net amounted to $35.3 million and $31.3 million, respectively.
During the three months ended September 30, 2026, the cumulative catch-up adjustment amounted to $1.1 million. There was no cumulative catch-up adjustment recognized during the three months ended September 30, 2025. During the nine months ended September 30, 2026 and 2025, the cumulative catch-up adjustment amounted to negative $14.1 million and $17.5 million, respectively.

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
The carrying amount of the Blackstone Collaboration Liability and BioNTech Liability is based on the Company’s estimate of the future royalties to be paid to Blackstone and BioNTech over the life of the arrangement as discounted using an effective interest rate. The excess or deficit of estimated present value of future royalties over the initial carrying amount, is recognized using the cumulative catch-up method within interest expense using the initial effective interest rate. The imputed rate of interest on the unamortized portion of the Blackstone Collaboration Liability and BioNTech Liability was approximately 15.80% and 28.70% as of September 30, 2026 and 2025, respectively.
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
Note 14. Senior Secured Notes Facility
Perceptive Credit Holdings V, LP (“Perceptive”) Agreements
On July 30, 2026 (the “Execution Date”), the Company concurrently entered into the following agreements with Perceptive Credit Holdings V, LP (“Perceptive”) collectively called the “Perceptive Agreements”:
(i) the Note Purchase Agreement;
(ii) a Warrant Certificate, and
(iii) a Registration Rights Agreement
Perceptive Senior Secured Notes Facility
On July 30, 2026 (the “Closing Date”), the Company entered into a Note Purchase Agreement and Guaranty (the “Note Purchase Agreement”) with certain subsidiaries of the Company, as guarantors, the noteholders party thereto and Perceptive Credit Holdings V, LP (“Perceptive”), as administrative agent for the noteholders (in such capacity, together with permitted successors and assigns, the “Agent”). The Note Purchase Agreement provides for a senior secured notes facility in an aggregate principal amount of up to $250.0 million (the “Notes Facility” and the senior secured notes issued thereunder, the “Notes”).
On the Closing Date, the Company issued the first tranche of notes under the Note Purchase Agreement in an aggregate principal amount of $75.0 million (the “Tranche 1 Notes”). The Notes Facility permits the Company to issue up to an additional $175.0 million of Notes, in three additional tranches. The second tranche in an aggregate principal amount of up to $25.0 million is available from the Closing Date through January 30, 2027 (the “Tranche 2 Notes”). The third tranche in an aggregate principal amount of up to $75.0 million (the “Tranche 3 Notes”) becomes available if the Company achieves certain Consolidated Net Revenue (as defined in the Note Purchase Agreement) levels prior to July 31, 2028, and the fourth tranche in an aggregate principal amount of up to $75.0 million (the “Tranche 4 Notes”) becomes available if the Company achieves certain Consolidated Net Revenue levels prior to January 31, 2030.
The Notes Facility has a maturity date of July 30, 2031 (the “Maturity Date”). The Notes Facility accrues interest, payable monthly in arrears, at an annual rate equal to the sum of (a) an applicable margin ranging from 6.75% to 7.25% based on the Consolidated Net Revenue for the most recently ended trailing twelve consecutive month period plus (b) the greater of (i) one-month term SOFR and (ii) 3.50%. Upon the occurrence and during the continuance of an event of default under the Note Purchase Agreement, the interest rate shall increase by an additional 4.00% per annum upon the request of the Agent and upon written notice to the Company, or automatically in the case of a payment or bankruptcy event of default. The Company paid upfront fees and other customary fees and expenses upon the issuance of the Tranche 1 Notes on the Closing Date. The Company will also be required to pay upfront fees and other customary fees and expenses upon each issuance of the Tranche 2 Notes, the Tranche 3 Notes or the Tranche 4 Notes under the Notes Facility.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Prior to the Maturity Date, there will be no scheduled principal payments under the Notes Facility. On the Maturity Date, the Company is required to pay the Agent the aggregate outstanding principal amount of the notes thereunder and all accrued and unpaid interest thereon. The outstanding notes under the Notes Facility may be redeemed at any time, subject to an early redemption premium ranging from 1% to 8% if such early redemption occurs prior to the Maturity Date.
The Company’s obligations under the Note Purchase Agreement are guaranteed by certain of the Company’s wholly-owned subsidiaries, including Autolus Holdings (UK) Limited, Autolus Limited, Autolus Inc. and Autolus GmbH as of the Closing Date, and will be guaranteed by any future direct and indirect subsidiaries of the Company, other than any Excluded Subsidiaries (as defined in the Note Purchase Agreement). The Company’s obligations under the Note Purchase Agreement are secured by a first priority perfected security interest on substantially all of the existing and after-acquired assets of the Company and subsidiary guarantors, subject to customary exceptions.
The Note Purchase Agreement contains certain representations and warranties, affirmative covenants, negative covenants, and events of default that are customarily required for similar financings. In addition, the Note Purchase Agreement contains financial covenants requiring the Company to (i) at all times prior to the Maturity Date, maintain a Minimum Liquidity Amount (as defined in the Note Purchase Agreement) ranging from $12.5 million to $50.0 million depending on certain Consolidated Net Revenue and market capitalization thresholds and (ii) as of each calculation date set forth in the Note Purchase Agreement, maintain Consolidated Net Revenue that is not less than the amounts specified in the Note Purchase Agreement. The occurrence of an event of default under the Note Purchase Agreement, which includes the occurrence a material adverse change and the failure to meet certain financial covenant thresholds, could result in, among other things, the declaration that all outstanding principal and interest thereunder are immediately due and payable in whole or in part.
The following table summarizes the carrying amount of the Company’s senior secured Notes Facility with Perceptive:

September 30,
2026
Senior secured notes facility	$75,000
Unamortized discount and issuance cost	(8,184)
Total	$66,816
Perceptive Warrant
On the Closing Date, the Company issued to Perceptive a warrant (the “Tranche 1 Warrants”) to purchase up to 3,500,000 of the Company’s American Depositary Shares (the “ADSs”) representing ordinary shares, on a one-for-one basis, with a nominal value of $0.000042 per share, with an exercise price of $1.9314 per ADS, which is a 25% premium to the 30-day volume weighted average sale price of the ADSs on NASDAQ as reported by Bloomberg for the period ending on the business day immediately preceding the Closing Date.
Upon the issuance of each of the Tranche 3 Note and the Tranche 4 Note, respectively, the Company will issue to Perceptive an additional warrant to purchase up to 2,500,000 ADSs per tranche (which number of ADSs will be adjusted for any stock splits, stock combinations and the like that take place after the Closing Date and prior to the applicable issuance date), with an exercise price equal to the 30-day volume weighted average sale price of the ADSs on NASDAQ as reported by Bloomberg for the period ending on the business day immediately preceding such issuance date.
All the warrants, regardless of issuance date, will have an expiration date of July 30, 2036, may be exercised on a cashless and/or “net” basis, are freely transferable, and will be automatically exercised, on a cashless basis, prior to their expiration if the value of the shares underlying the respective warrant is greater than the then-applicable exercise price. The warrant exercise prices are subject to adjustment for certain recapitalization events, as further described in the warrants.
The fair value of the warrant of $4.4 million and the debt issuance costs paid directly to Perceptive along with other debt issuance costs amounting to $4.0 million were accounted for as a direct deduction from the term loan balance on the balance sheet and are being recognized as non-cash interest expense over the term of the loan using the effective interest method.
Interest expense associated with the Notes Facility was $1.6 million for both the three and nine months ended September 30, 2026.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

The Perceptive Agreements were entered into and in contemplation of one another and, accordingly, the Company assessed the accounting for these agreements in the aggregate.
The Company identified two units of accounting upon execution of the Perceptive Agreements, Tranche 1 Notes and the Tranche 1 Warrants. The Trance 1 Notes are classified as a liability and the Tranche 1 Warrants are classified as equity.
The Company allocated the total gross proceeds of $75.0 million arising from the Notes Facility among the two units of accounting on a relative fair value basis at the time of the transaction as follows:

Units of Accounting	Initial fair value (in millions)	Allocated consideration based on relative fair value (in millions)	Allocated issuance costs based on relative fair value (in millions)	Net allocated consideration based on relative fair value after transaction costs* (in millions)
Senior Secured Notes Facility - Tranche 1 Notes	$70.6	$70.6	$4.0	$66.6
Tranche 1 Warrant	4.4	4.4	0.2	4.2
Total	$75.0	$75.0	$4.2	$70.8
* In addition, the total shared transaction costs of $4.2, relating to the Perceptive Agreements have been allocated to the two units of accounting on a relative fair value basis.
Note 15. Leases
Operating leases - Lessee
The Company leases certain office space, laboratory space, and equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present.
The Company’s costs as a lessee for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$2,550	$2,154	$7,641	$6,462
Variable costs	533	676	1,733	1,428
Short term lease costs	30	115	30	229
Total lease costs	$3,113	$2,945	$9,404	$8,119
Supplemental cash flow information for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Nine Months Ended September 30,
Other information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash (inflows) outflows from operating leases(1)	$7,969	$(5,589)
(1) Includes lease incentives received during the nine months ended September 30, 2026 and 2025, respectively, relating to the Company’s Nucleus facility lease.
The weighted average remaining lease term and weighted average discount rate of operating leases as of September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
Weighted-average remaining lease term - operating leases	15.2 years	16.1 years
Weighted-average discount rate - operating leases	7.95%	8.17%

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

The maturities of operating lease liabilities as of September 30, 2026 were as follows (in thousands):

2026	$2,798
2027	9,732
2028	8,803
2029	9,647
2030	9,646
Thereafter	99,924
Total lease payments	140,550
Less: imputed interest	(59,493)
Present value of lease liabilities	$81,057
Note 16. Shareholders’ Equity
Ordinary Shares
Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the Company’s board of directors and declared by the shareholders. As of September 30, 2026, the Company had not declared any dividends.
Blackstone Warrant
On November 6, 2021, in connection with the Blackstone Agreement, pursuant to the Blackstone Warrant, the Company issued Blackstone a warrant to purchase up to 3,265,306 ADSs, representing 3,265,306 of the Company's ordinary shares, at an exercise price of $7.35 per ADS. The Blackstone Warrant was exercisable in whole or in part until November 6, 2026. The Blackstone Warrant expired unexercised on November 6, 2026, and no warrants remain outstanding under the Blackstone Warrant.
Perceptive Warrant
As discussed in Note 14 above, the Company issued a warrant (“Perceptive Warrant”) to Perceptive to purchase 3,500,000 of the Company’s ADSs representing ordinary shares, on a one for one basis, with a nominal value of $0.000042 per share, with an exercise price of $1.9314 per ADS. This warrant is immediately exercisable upon issuance and expires on July 30, 2036.
The assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrant issued to Perceptive as at July 30, 2026 were as follows:

Expected warrant life (years)	10
Risk-free interest rate	4.68%
Expected volatility	80.70%
Expected dividend yield	0%
The Company determined the initial fair value of the Perceptive Warrant using the Black-Scholes option pricing model to be $4.4 million on July 30, 2026. As the Perceptive Warrant is classified as equity, it will not be remeasured at each reporting date.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 17. Share-Based Compensation
2025 Employee Share Purchase Plan
In May 2025, the Company’s board of directors adopted the 2025 Employee Share Purchase Plan (the “Purchase Plan” or “ESPP”), which became effective upon approval by the Company’s shareholders in June 2025. The following description of the Purchase Plan is a summary only and is qualified in its entirety by reference to the complete text of the Purchase Plan. Subject to adjustment for certain changes in the Company’s capitalization, the maximum number of Shares (as defined therein) that may be issued under the Purchase Plan is 3,000,000. The Purchase Plan includes both (i) a 423 Component (as defined therein), which is intended to be used to grant rights to purchase Shares which qualify as options issued under an “employee stock purchase plan” as that term is defined in Section 423(b) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and (ii) a Non-423 Component (as defined therein), which is intended to be used to grant rights to purchase Shares which do not qualify for such treatment under the Code. The UK Sharesave Sub-Plan has been adopted as a sub-plan to the Purchase Plan. The Sharesave is a UK “all employee” share option plan, which is intended to satisfy the requirements of Schedule 3 of ITEPA for tax qualifying save-as-you-earn share options plans. The Purchase Plan, including any sub-plans, is administered by the Company’s board of directors, which may delegate such administration to a committee comprised of one or more members of the board. The plan administrator has the power, subject to the provisions of the Purchase Plan, to determine when and how rights to purchase the Company’s shares will be granted, the provisions of each offering of such rights (which need not be identical), and whether employees of any of Autolus parent or subsidiary companies will be eligible to participate in the Purchase Plan. The Company initiated its first purchase period for US employees in July 2026 and its first purchase period for UK employees in October 2026; as of September 30, 2026, the Company had not granted shares under the ESPP.
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
The following table summarizes the total share-based compensation expense included in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses, net	$844	$1,266	$2,892	$3,792
Selling, general and administrative expenses	1,688	2,166	7,213	6,207
Cost of sales	199	456	787	1,070
Capitalized to prepaid expenses and other non-current assets	—	(53)	(1)	(74)
Total share-based compensation expense	$2,731	$3,835	$10,891	$10,995

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Share Options
The table below summarizes Company’s share option activity during the nine months ended September 30, 2026:

	Number of Options	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2025	31,130,935	$4.11	7.75	$1,977
Granted	7,717,785	1.54		3,114
Exercised	(164,544)	1.78		50
Forfeited	(1,686,073)	2.10		229
Expired	(1,046,577)	6.15		10
Outstanding as of September 30, 2026	35,951,526	$3.61	7.24	$4,167
Exercisable as of September 30, 2026	19,936,804	$4.97	6.03	$506
Vested and expected to vest as of September 30, 2026	35,951,526	$3.61	7.24	$4,167

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of ADS ordinary shares for those options in the money as of September 30, 2026.

The weighted average grant-date fair value of share options granted was $1.09 per share option for the nine months ended September 30, 2026. The weighted average grant-date fair value of share options granted was $1.39 per share option for the nine months ended September 30, 2025.
The total intrinsic value of share options exercised was less than $0.1 million for the nine months ended September 30, 2026. There were no share options exercised during the nine months ended September 30, 2025.
As of September 30, 2026, the total unrecognized compensation expense related to unvested share options was $9.6 million, which the Company expects to recognize over a weighted average vesting period of 2.83 years.
Restricted Stock Units
The table below summarizes Company’s restricted stock unit (“RSU”) awards activity during the nine months ended September 30, 2026:

	Number of restricted units	Weighted average grant date fair value
Unvested and outstanding at December 31, 2025	92,500	$1.87
Granted	4,394,604	1.59
Vested	(32,500)	2.55
Forfeited	(447,183)	1.62
Unvested and outstanding at September 30, 2026	4,007,421	$1.58
As of September 30, 2026, there was $4.4 million of unrecognized share-based compensation expense related to unvested RSUs which is expected to be recognized over a weighted average period of 3.26 years.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 18. Commitments and Contingencies
License Agreements
In September 2014, the Company entered into the UCLB License Agreement. In connection with the UCLB License Agreement, the Company is required to make annual license payments and may be required to make payments to UCLB upon the achievement of specified milestones, including upon regulatory approval for obe-cel. During the nine months ended September 30, 2026, the Company paid or accrued amounts relating to the income allocable to the value of the sublicensed intellectual property rights and royalties.
On July 18, 2025, the Company was notified by the European Commission that the Company has been granted marketing approval for AUCATZYL (obecabtagene autoleucel) for the treatment of adult patients (26 years and older) with r/r B-ALL which triggered a £6.0 million regulatory milestone payment that was paid by the Company in accordance with the UCLB License Agreement.
Contractual obligations
In previous periods, the Company has entered into agreements with certain advisory firms. The Company is obligated to make specified payments upon the achievement of certain strategic transactions involving the Company. There were no fees paid or payable to strategic advisory firms during the three and nine months ended September 30, 2026 and 2025, respectively.
The Company has estimated the probability of the Company achieving each potential milestone in relation to the agreements with UCLB and its agreements with certain advisory firms in accordance with ASC 450. The Company considers regulatory approval, commercial milestones and execution of collaboration agreements probable when actually achieved. Furthermore, the Company recognizes expenses for clinical milestones when their achievement is deemed probable. The Company concluded that as of September 30, 2026, there were no other milestones for which the likelihood of achievement was currently probable.
Capital Commitments
As of September 30, 2026, the Company’s unconditional purchase obligations for capital expenditures totaled $0.9 million and included signed orders for capital equipment and capital expenditures for construction and related expenditures relating to its properties in the United Kingdom and the United States. The Company expects to incur the full amount of these obligations within one year.
Master Supply Commitments
As of September 30, 2026, the Company’s unconditional purchase obligations with Miltenyi Biotec GmbH for reagents and consumables totaled $2.8 million, which the Company expects to incur within one year.
On January 21, 2026, the Company entered into a Master Service Agreement with AGC Biologics S.p.A (“AGC”) for the manufacture and supply of lentiviral vector (the “AGC Agreement”), a raw material which is used in Company’s manufacture of CAR-T products for clinical and commercial use. The AGC Agreement replaced and superseded the prior arrangement between the Company and AGC, pursuant to which AGC had provided similar products and services.
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

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

BioNTech License and Option Agreement - Product Options gain contingency
As the Product Options within the BioNTech License and Option Agreement were an embedded feature within a freestanding financial instrument, the Company assessed if the Product Options should be accounted for as a derivative under ASC 815. However, the Company determined the Product Options met the scope exception for derivative accounting under ASC 815 and therefore should be accounted for a gain contingency under the scope of ASC 450. As of September 30, 2026 and December 31, 2025, the Product Options were not exercised and, therefore, no amounts were recognized. Refer to Note 13, “Liabilities related to future royalties and milestones, net” for further details about the BioNTech Agreements.
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company due to defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any litigation and did not have contingency reserves established for any liabilities as of September 30, 2026 and December 31, 2025.
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
SME Research and Development (R&D) tax credit
In the accounting period to December 2023, based on the relevant tax legislation, the Company met the conditions of the research and development (“R&D”) intensive scheme, and therefore submitted its corporate tax return on this basis. This is subject to agreement by the United Kingdom tax authority. The tax authority’s non-statutory guidance includes some expenditure in the calculation of whether a company meets the R&D intensive scheme, which is in conflict with the criteria in the tax legislation. The position is uncertain and the legislation is currently untested in the United Kingdom courts. The Company is engaged in ongoing discussions with the United Kingdom tax authority regarding the R&D tax credit claimed by the Company in its corporate tax return for the accounting period to December 2023. If the Company’s claim under the R&D intensive scheme is unsuccessful, there will be a material reduction in the value of the tax credit obtained (18.6% as opposed to 26.97% net benefit), and certain amounts claimed by the Company may be disallowed. However, in that instance, the Company expects that normal U.K. small and medium enterprise (“SME”) relief will be available. The Company recorded an SME research and development tax credit receivable of $19.0 million as of December 31, 2025 within prepaid expenses and other current assets utilizing the net benefit of 18.6%. During the nine months ended September 30, 2026, the Company received a partial payment of its SME R&D tax credit relating to the accounting period ended December 2023 of $19.0 million (translated to U.S. dollars on the date of receipt). Should the uncertainty over the remaining payment be resolved in the Company’s favor, this would result in a gain and would be accounted for as a gain contingency under the scope of ASC 450. This uncertainty only applies to one accounting period.

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

Note 19. Segment Reporting
Segment loss
The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product Revenue, net	$41,238	$21,144	$113,128	$51,049
License Revenue	—	50	17	50
Total revenue, net	41,238	21,194	113,145	51,099
Less:
Cost of sales	(17,927)	(28,643)	(62,963)	(71,039)
Research and clinical development	(13,220)	(16,112)	(36,411)	(45,231)
Product delivery	(14,486)	(5,205)	(33,864)	(15,170)
Commercial and Medical affairs	(17,018)	(20,533)	(52,756)	(52,488)
Support functions	(17,069)	(24,085)	(55,912)	(60,908)
Other segment expenses, net (1)	(5,053)	1,763	(18,125)	(4,341)
Total operating expenses	(84,773)	(92,815)	(260,031)	(249,177)
Operating loss	(43,535)	(71,621)	(146,886)	(198,078)
Other income, net	99	84	380	349
Foreign exchange gains (losses), net	265	(911)	(1,942)	1,769
Interest income	2,120	4,382	6,466	15,753
Interest expense, net	(14,529)	(10,520)	(22,979)	(13,834)
Income tax (benefit) expense	489	(532)	(839)	(3,155)
Segment and consolidated net loss	$(55,091)	$(79,118)	$(165,800)	$(197,196)
(1) Other segment expenses, net include United Kingdom research and development tax credits, depreciation, amortization and share-based compensation expenses.
Note 20. Workforce Reduction Costs
On April 29, 2026, the Company announced that its Board of Directors had approved a plan to improve operational efficiency and reduce operating expenses. This plan includes a reduction in force of approximately 13% of the Company's workforce, inclusive of employee-related actions that began in the second half of 2025.
The Company has substantially completed the implementation of the plan. Affected employees were offered separation benefits, including severance payments and, where applicable, temporary healthcare coverage assistance. The Company estimates that it will incur total expenses relating to the realignment of approximately $8.0 million, consisting of severance and termination-related costs. The Company recorded $5.1 million of these costs in the nine months ended September 30, 2026, and $2.4 million of these costs for the year ended December 31, 2025. In addition, the Company recognized non-cash costs, such as share-based payment expense of $0.2 million and $0.2 million, for the nine months ended September 30, 2026 and for the year ended December 31, 2025, respectively. Such non-cash costs are not included in the table below.
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

AUTOLUS THERAPEUTICS PLC
Notes to the Unaudited Condensed Consolidated Interim Financial Statements - Continued

The following table summarizes the restructuring activity as of September 30, 2026 and the remaining severance and termination-related liability included in Accrued expenses and other liabilities in the Consolidated Balance Sheet:

Balance as of January 1, 2026	$342
Severance and termination-related costs incurred	5,094
Severance and termination-related costs paid	(5,166)
Balance as of September 30, 2026	$270
Note 21. Related Party Transactions
Blackstone Agreements
In November 2021, the Company concurrently entered into the Blackstone Agreements. As of the execution of the Blackstone Agreements, Blackstone became a related party of the Company, as Blackstone became the owner of more than 10% of the Company’s outstanding voting securities. In addition, Blackstone received and exercised its right to nominate one director to the board of directors of the Company and is therefore considered to be one of the principal owners of the Company. As of September 30, 2026, Blackstone holds more than 5% of the Company’s outstanding voting securities.
As of September 30, 2026, the carrying amount of the Blackstone Collaboration Agreement Liability was $248.2 million. For the nine months ended September 30, 2026, the aggregated cumulative accrued interest expense and cumulative catch-up adjustment amounted to $16.7 million and the revenue share payments amounted to $5.2 million. As of December 31, 2025, the carrying amount of the Blackstone Collaboration Agreement Liability was $236.7 million which included aggregated cumulative accrued interest expense and cumulative catch-up adjustment of $27.9 million. Refer to Note 13, “Liabilities related to future royalties and milestones, net” for further details.
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
As of September 30, 2026, the carrying amount of the BioNTech Liability was $45.1 million. For the nine months ended September 30, 2026, the aggregated cumulative accrued interest expense and cumulative catch-up adjustment amounted to $4.5 million and the revenue share payments amounted to $2.9 million. As of December 31, 2025, the carrying amount of the BioNTech Liability was $43.5 million which included aggregated cumulative accrued interest expense and cumulative catch-up adjustment of $8.5 million. Refer to Note 13, “Liabilities related to future royalties and milestones, net” for further details.
Note 22. Subsequent Events
The Company evaluated subsequent events through November 10, 2026, the date on which these unaudited condensed consolidated financial statements were issued.

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
We maintain our books and records in pounds sterling, our results are subsequently converted to U.S. dollars, and we prepare our consolidated financial statements in accordance with U.S. GAAP, as issued by the FASB. All references in this Quarterly Report on Form 10-Q to “$” are to U.S. dollars and all references to “£” are to pounds sterling. Our unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2026 and 2025 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3443 and £1.00 to $1.3482, respectively. Our unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the nine months ended September 30, 2026 and 2025 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3445 and £1.00 to $1.3141, respectively. Our unaudited condensed consolidated balance sheet as of September 30, 2026 and audited consolidated balance sheet as of December 31, 2025 have been translated from pounds sterling into U.S. dollars at the rate of £1.00 to $1.3260 and £1.00 to $1.3455, respectively. These translations should not be considered representations that any such amounts have been, could have been or could be converted into U.S. dollars at those or any other exchange rate as of those or any other dates.
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
Overview
We are a commercial-stage biopharmaceutical company developing, manufacturing and delivering next-generation T cell therapies and candidates for the treatment of cancer and autoimmune diseases. Using our broad suite of proprietary and modular T cell programming technologies, we are engineering precisely targeted and controlled T cell therapies that are designed to better recognize target cells, break down their defense mechanisms and eliminate target cells. We believe our programmed T cell therapies have the potential to be best-in-class and offer patients substantial benefits over the existing standard of care, including the potential for cure in some patients.
Since our inception, we have incurred significant operating losses. For the three months ended September 30, 2026 and 2025, we incurred net losses of $55.1 million and $79.1 million, respectively, and had an accumulated deficit of $1,552.6 million and $1,386.8 million as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026, we had cash and cash equivalents of $245.4 million and marketable securities of $3.0 million. In addition, we have access to an additional $25.0 million of borrowing capacity under the second tranche of our senior secured notes facility through January 30, 2027. Based on our current clinical development and commercialization plans, we believe our existing cash, cash equivalents and marketable securities, together with the additional borrowing capacity available under our senior secured notes facility, will be sufficient to fund our current and planned operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of our unaudited condensed consolidated financial statements included in this Quarterly Report. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our revenues and expenses, which we have based on assumptions that may prove to be wrong and could prove to be significantly higher than we currently anticipate, could vary materially and adversely as a result of a number of factors. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

Recent Developments
AUCATZYL launch:
•We reported net product revenue of $41.2 million for the three months ended September 30, 2026, compared to $21.1 million for the same period the prior year. Net revenues were primarily driven by increasing product demand both within existing treatment centers and expansion into new centers, supplemented by contribution from U.K. sales in the January 2026 launch in this market.
Obe-cel clinical updates:
Obe-cel data in pediatric r/r B-ALL
•Our Phase 2 portion of the ongoing CATULUS trial of obe-cel in pediatric patients with relapsed or refractory B-cell precursor acute lymphoblastic leukemia (“r/r B-ALL”) is on track and data are expected to be reported at the end of 2027.
Obe-cel in lupus
•Our updated data from the ongoing Phase 1 CARLYSLE trial in patients with severe refractory systemic lupus erythematosus (“SLE”) will be presented in a poster at the American College of Rheumatology (“ACR”) Annual Meeting, November 10, 2026. These data will include safety and efficacy results with up to 20 months follow-up in adult patients and ≥3 months follow-up in adolescent patients.
•LUMINA, the pivotal Phase 2 study of obe-cel in patients with refractory lupus nephritis (“LN”) continues enrolling in five countries and we expect to report data in 2028.
•On September 9, 2026, the FDA granted regenerative medicine advanced therapy (“RMAT”) designation to obe-cel for the treatment of SLE and LN. RMAT is designed to accelerate the development and regulatory review of regenerative medicine therapies, including cell therapies, intended to treat serious or life-threatening diseases.
Obe-cel in progressive multiple sclerosis (“MS”)
•Key opinion leader feedback at the ACTRIMS/ECTRIMS meeting in late October emphasized that initial clinical activity and biomarker data seen across CAR-T programs are encouraging but will require longer follow up to judge the clinical benefit in progressive MS patients. Considering this feedback, we plan to move the first data presentation to the ACTRIMS/ECTRIMS meeting in October 2027. At that time, we expect to have 12 months or more follow-up for the initial 12 patients dosed, and data in up to 24 patients total. Lymphodepletion with both FLu/Cy as well as bendamustine is being evaluated.
AUTO8 in Light-Chain Amyloidosis
•The Phase 1 ALARIC trial evaluating AUTO8 in light-chain amyloidosis is ongoing and initial data are expected to be reported at the American Society of Hematology meeting to held in December 2026.
Strategic financing agreements:
•On July 30, 2026, we entered into a strategic financing with Perceptive for the sale of senior secured notes of up to $250 million in aggregate principal amount in a five-year, interest-only senior credit facility (the “Credit Facility”), subject to certain conditions. An initial $75 million principal amount of notes has been issued by us to Perceptive on July 30, 2026, and an additional $25 million in aggregate principal amount will be available at our option for up to six months post-closing. An additional $150 million in aggregate principal amount of subsequent capital may become available in separate tranches upon achievement of certain pre-specified revenue milestones. The Credit Facility will bear interest at a rate per annum equal to the one month secured overnight financing rate (“SOFR”) (subject to a SOFR floor of 3.50%), plus 7.25%, and will be interest-only until maturity. Interest margin reductions may become available upon achievement of certain revenue milestones. At closing of the Credit Facility, we issued Perceptive a warrant to purchase up to 3.5 million ADSs, each ADS representing one ordinary share, at an exercise price of $1.9314 per ADS, equal to 125% of the 30-day VWAP immediately preceding the closing date.

Components of Our Results of Operations
Product Revenue, Net
During the three-month and nine-month period ended September 30, 2025, our product revenue, net was solely comprised of sales of AUCATZYL in the U.S. We use Cardinal Health as an agent to deliver our product, AUCATZYL, to ATCs. The ATCs are responsible for the treatment of the patient including infusion of the product which occurs in two separate doses. Cardinal Health is obligated to pay us for the product upon the delivery and acceptance of the product at the ATC within standard payment terms. The ATC is obligated to pay Cardinal Health for the product upon receipt and acceptance of the product and is entitled to a credit in certain circumstances, including when the patient is not administered one or both doses.
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
Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch raw materials inventory is depleted. Thus, the cost of sales as a percentage of net sales of AUCATZYL for the three and nine months ended September 30, 2026 was affected by use of the initial pre-launch raw materials inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. We estimate cost of sales as a percentage of net product revenue and will continue to be positively impacted as we sell products which includes some raw material inventory that was previously expensed prior to the FDA approval.

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
We anticipate that our selling, general and administrative expenses will increase in the future as we maintain the headcount necessary to support the commercialization of AUCATZYL and the planned development of our product candidates. We anticipate an increase in salaries and related benefits as a result of our commercial operations, especially as they relate to the sales and marketing of AUCATZYL and our other product candidates. During the nine months ended September 30, 2026, we experienced an increase in termination benefits and related charges arising from the reduction in force approved and announced in April 2026, with a significant portion of these termination benefits and related charges. The reduction in force is substantially complete as of September 30, 2026.
We have experienced, and expect to continue to experience, increased expense with being a public company, including increased accounting, audit, legal, regulatory and compliance costs associated with maintaining compliance with Nasdaq listing rules and the SEC requirements, director and officer insurance premiums, as well as higher investor and public relations costs. Additionally, we expect to incur increased expenses to remain compliant with the applicable SEC and Nasdaq requirements arising from the loss of our foreign private issuer status.

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
Interest Expense, Net
Interest expense, net consists primarily of interest expense arising from amortization of the liabilities related to future royalties and milestones, pursuant to our collaboration agreements with BXLS V - Autobahn L.P, (“Blackstone”), BioNTech SE (“BioNTech”) and the senior secured notes facility with Perceptive Credit Holdings V, LP (“Perceptive”) using the effective interest rate method.
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
Un-surrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of United Kingdom taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $953.6 million at December 31, 2025. No deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards. We carry a $3.8 million deferred tax asset balance related to the U.S. entity at September 30, 2026 for which a valuation allowance of $2.1 million was applied. We have recorded a valuation allowance against the net deferred tax asset where the recoverability due to future taxable profits is unknown. On April 1, 2023 the main rate of the U.K. corporation tax was increased to 25% for companies with profits in excess of £250,000, or the small profits rate of 19% for companies with profits of £50,000 or less (with marginal relief from the main rate available to companies with profits between £50,000 and £250,000).
In the event we generate profits in the future, we may benefit from the U.K. “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%.

Results of Operations
Comparison of Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended September 30, 2026, and 2025 (in thousands):

	Three Months Ended September 30,		Change	Change
	2026	2025	(in thousands)	(in percentage)
Revenue:
Product revenue, net	$41,238	$21,144	$20,094	95%
License revenue	—	50	(50)	(100)%
Total revenue, net	41,238	21,194	20,044	95%
Cost and operating expenses:
Cost of sales	(17,927)	(28,643)	10,716	(37)%
Research and development expenses, net	(30,900)	(27,892)	(3,008)	11%
Selling, general and administrative expenses	(35,946)	(36,280)	334	(1)%
Loss from operations	(43,535)	(71,621)	28,086	(39)%
Other income (expense):
Other income, net	99	84	15	18%
Foreign exchange gains (losses), net	265	(911)	1,176	(129)%
Interest income	2,120	4,382	(2,262)	(52)%
Interest expense, net	(14,529)	(10,520)	(4,009)	38%
Total other expenses, net	(12,045)	(6,965)	(5,080)	73%
Net loss before income tax	(55,580)	(78,586)	23,006	(29)%
Income tax benefit (expense)	489	(532)	1,021	(192)%
Net loss	$(55,091)	$(79,118)	$24,027	(30)%
Product Revenue, Net
We began recognizing product revenue, net arising from the commercial sales of AUCATZYL in the United States and United Kingdom in January 2025 and January 2026, respectively. Product revenue, net increased by $20.1 million to $41.2 million for the three months ended September 30, 2026 from $21.1 million for the three months ended September 30, 2025. The increase is primarily due to an increase in the number of AUCATZYL doses administered to patients in the territories where we commercialize AUCATZYL.
Cost of Sales
Cost of sales decreased by $10.7 million to $17.9 million for the three months ended September 30, 2026 from $28.6 million for the three months ended September 30, 2025. The decrease was primarily attributable to the benefits of the ongoing operational efficiency initiatives announced in April 2026, improved utilization of manufacturing capacity, and lower inventory write-downs, partially offset by higher product volumes and the associated increase in third-party royalties. Cost of sales for the three months ended September 30, 2026, included inventory write-downs of $1.9 million and third-party royalties of $1.6 million. Cost of sales for the three months ended September 30, 2025, included inventory write-downs of $4.3 million and third-party royalties of $0.6 million.
Cost of sales as a percentage of revenue decreased from 135% to 43% from the three months ended September 30, 2025 to September 30, 2026. The decrease is primarily the result of higher product volumes and operational changes at the Nucleus facility in the three months ended September 30, 2026 resulting in a lower cost per batch manufactured, including the benefits of the ongoing operational efficiency initiatives announced in April 2026.
Certain manufacturing expenses incurred prior to AUCATZYL receiving the FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of sales included previously expensed inventories, the total cost of sales with these manufacturing costs included would have increased by approximately $0.5 million and $2.3 million for the three months ended September 30, 2026 and 2025 respectively.

Research and Development Expenses, Net
The following tables provide additional detail on our research and development expenses, net (in thousands):

	Three Months Ended September 30,		Change (in thousands)	Change (in percentage)
	2026	2025
Direct research and development expenses
B cell malignancies (Obe-cel)	$8,513	$9,619	$(1,106)	(11)%
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	9,545	416	9,129	2194%
Total direct research and development expense	$18,058	$10,035	$8,023	80%

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	$11,195	$14,549	(3,354)	(23)%
Indirect research and development expense*	1,647	3,308	(1,661)	(50)%
Total research and development expenses, net	$30,900	$27,892	$3,008	11%
* Indirect research and development expense is net of United Kingdom research and development tax credits
Research and development expenses, net increased by $3.0 million to $30.9 million for the three months ended September 30, 2026 from $27.9 million for the three months ended September 30, 2025 primarily due to:
•an increase of $6.7 million in clinical trial costs, clinical manufacturing supply costs and related support costs; offset by:
•a decrease of $3.4 million in salaries and other employment related costs including share-based compensation expense relating to research and development activities; and
•an increase of $0.3 million in United Kingdom R&D tax credits (resulting in a decrease in R&D expense) primarily due to higher qualifying R&D expenditure in the current period compared with the prior-year period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $0.3 million to $35.9 million for the three months ended September 30, 2026 from $36.2 million for the three months ended September 30, 2025 primarily due to:
•a decrease of $1.6 million in professional fees primarily related to commercialization activities in the U.S. and U.K; and
•a decrease of $0.3 million in salaries and other employment related costs including share-based compensation expenses; offset by:
•an increase of $1.6 million in information technology infrastructure and support for information systems and facility costs relating to the conduct of corporate and commercial operations, including increase in space utilized for these activities.
Foreign Exchange Gains (Losses), Net
Foreign exchange gains (losses), net increased to a gain of $0.3 million for the three months ended September 30, 2026 as compared to a loss of $0.9 million for the three months ended September 30, 2025 primarily due to gains and losses on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, as well as our cash and cash equivalents, liabilities related to future royalties and milestones, net and senior secured notes facility.
Interest Income
Interest income decreased to $2.1 million for the three months ended September 30, 2026, as compared to $4.4 million for the three months ended September 30, 2025. The decrease in interest income of $2.3 million was primarily driven by lower aggregate balances and yield associated with our cash, cash equivalents and marketable securities during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Interest Expense, Net
Interest expense, net increased to $14.5 million for the three months ended September 30, 2026 as compared to $10.5 million for the three months ended September 30, 2025. Interest expense, net increased by $4.0 million primarily due to higher liabilities related to future royalties and milestone, net balances and senior secured notes facility as of September 30, 2026 compared to September 30, 2025. Interest expense is recognized in relation to the Collaboration Agreement with Blackstone, the BioNTech License and Option Agreement and senior secured Notes Facility with Perceptive.
Income Tax Benefit (Expense)
The income tax benefit of $0.5 million for the three months ended September 30, 2026 was primarily due to the increase in deferred tax asset recognized as of September 30, 2026. The income tax expense of $0.5 million was primarily due to taxes payable in relation to Autolus Inc. due to the recognition of product revenue, net offset by related intra-group recharges during the three months ended September 30, 2025.
Comparison of Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026, and 2025 (in thousands):

	Nine Months Ended September 30,		Change (in thousands)	Change (in percentage)
	2026	2025
Revenue
Product revenue, net	$113,128	$51,049	$62,079	122%
License revenue	17	50	(33)	(66)%
Total revenue, net	113,145	51,099	62,046	121%
Cost and operating expenses:
Cost of sales	(62,963)	(71,039)	8,076	(11)%
Research and development expenses, net	(80,008)	(82,056)	2,048	(2)%
Selling, general and administrative expenses	(117,060)	(96,082)	(20,978)	22%
Loss from operations	(146,886)	(198,078)	51,192	(26)%
Other income (expense):
Other income, net	380	349	31	9%
Foreign exchange (losses) gains, net	(1,942)	1,769	(3,711)	(210)%
Interest income	6,466	15,753	(9,287)	(59)%
Interest expense, net	(22,979)	(13,834)	(9,145)	66%
Total other (expense) income, net	(18,075)	4,037	(22,112)	(548)%
Net loss before income tax	(164,961)	(194,041)	29,080	(15)%
Income tax expense	(839)	(3,155)	2,316	(73)%
Net loss	$(165,800)	$(197,196)	$31,396	(16)%
Product Revenue, Net
We began recognizing product revenue, net arising from the commercial sales of AUCATZYL in the United States and United Kingdom in January 2025 and January 2026, respectively. Product revenue, net increased by $62.1 million to $113.1 million for the nine months ended September 30, 2026 from $51.0 million for the nine months ended September 30, 2025. The increase is primarily due to an increase in the number of AUCATZYL doses administered in the territories where we commercialize AUCATZYL.

Cost of Sales
Cost of sales decreased by $8.1 million to $63.0 million for the nine months ended September 30, 2026 from $71.0 million for the nine months ended September 30, 2025. The decrease was primarily attributable to the benefits of the ongoing operational efficiency initiatives announced in April 2026, improved utilization of manufacturing capacity, and lower inventory write-downs, partially offset by higher product volumes and the associated increase in third-party royalties. Cost of sales for the nine months ended September 30, 2026 included inventory write-downs of $5.0 million and third-party royalties of $4.1 million. Cost of sales for the nine months ended September 30, 2025 included inventory write-downs of $7.6 million and third-party royalties of $1.2 million.
Cost of sales as a percentage of revenue decreased from 139% to 56% from the nine months ended September 30, 2025 to September 30, 2026. The decrease is primarily the result of higher product volumes and operational changes at the Nucleus facility in the nine months ended September 30, 2026 resulting in a lower cost per batch manufactured, including the benefits of the ongoing operational efficiency initiatives announced in April 2026.
Certain manufacturing expenses incurred prior to AUCATZYL receiving the FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of sales included previously expensed inventories, the total cost of sales with these manufacturing costs included would have increased by approximately $1.0 million and $6.6 million for the nine months ended September 30, 2026 and 2025, respectively.
Research and Development Expenses, Net
The following tables provide additional detail on our research and development expenses, net (in thousands):

	Nine Months Ended September 30,		Change (in thousands)	Change (in percentage)
	2026	2025
Direct research and development expenses
B cell malignancies (Obe-cel)	$17,976	$30,023	$(12,047)	(40)%
Other projects (AUTO4, AUTO5, AUTO6, AUTO7 & AUTO8)	19,413	1,000	18,413	1841%
Total direct research and development expense	$37,389	$31,023	$6,366	21%

Indirect research and development expenses and unallocated costs:
Personnel related (including share-based compensation)	35,964	43,580	(7,616)	(17)%
Indirect research and development expense	6,655	7,453	(798)	(11)%
Total research and development expenses, net	$80,008	$82,056	$(2,048)	(2)%
* Indirect research and development expense is net of U.K. research and development tax credits
Research and development expenses, net decreased by $2.1 million to $80.0 million for the nine months ended September 30, 2026 from $82.1 million for the nine months ended September 30, 2025 primarily due to:
•a decrease of $7.6 million in salaries and other employment related costs including share-based compensation expense relating to research and development activities;
•a decrease of $3.1 million which is primarily due to decreases in information technology infrastructure and support for information systems and contractor costs relating to research and development activities; offset by:
•an increase of $6.0 million in clinical trial costs, clinical manufacturing costs, material transportation costs and utilization of raw materials and consumables relating to research and development activities; and
•a decrease of $2.6 million in United Kingdom R&D tax credits (increase in R&D expense) due to no longer being eligible for the SME scheme and moving to the merged RDEC from January 1, 2025, as well as lower qualifying spend.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $21.0 million to $117.1 million for the nine months ended September 30, 2026 from $96.1 million for the nine months ended September 30, 2025 primarily due to:
•an increase of $14.4 million in salaries and other employment related costs including share-based compensation expenses, which was mainly driven by termination and severance costs related to the reduction in workforce initiative announced in April 2026 and an increase in the number of employees engaged in selling, general and administrative activities;
•an increase of $5.2 million in information technology infrastructure and support for information systems and facility costs relating to the conduct of corporate and commercial operations including increase in space utilized for these activities;
•an increase of $1.1 million in commercial costs including legal and professional fees and marketing costs associated with market access activities; and
•a loss on impairment of fixed assets amounting to $0.3 million.
Foreign Exchange (Losses) Gains, Net
Foreign exchange (losses) gains, net decreased to a loss of $1.9 million for the nine months ended September 30, 2026 from a gain of $1.8 million for the nine months ended September 30, 2025. The gains and losses arise on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, including our cash and cash equivalents and liabilities related to future royalties and milestones and senior secured notes facility.
Interest Income
Interest income decreased to $6.5 million for the nine months ended September 30, 2026, as compared to $15.8 million for the nine months ended September 30, 2025. The decrease in interest income of $9.3 million primarily relates to lower aggregate balances and yield associated with our cash, cash equivalents and available-for-sale securities during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Interest Expense, net
Interest expense, net increased to $23.0 million for the nine months ended September 30, 2026 as compared to $13.8 million for the nine months ended September 30, 2025. Interest expense, net increased by $9.2 million primarily due to higher liabilities related to future royalties and milestone, net balances and senior secured notes facility as of September 30, 2026 compared to September 30, 2025. Interest expense is recognized in relation to the Collaboration Agreement with Blackstone, the BioNTech License and Option Agreement and senior secured Notes Facility with Perceptive.
Income Tax Expense
Income tax expense decreased to $0.8 million for the nine months ended September 30, 2026 as compared to $3.2 million for the nine months ended September 30, 2025. Income tax expenses, net decreased by $2.4 million primarily due to the mix of pre-tax income and losses incurred in various tax jurisdictions and deferred tax adjustments during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
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
We have one product approved for commercial sale in the United States and United Kingdom, AUCATZYL, of which the first commercial sale of AUCATZYL in the United States and United Kingdom was made during January 2025 and January 2026, respectively. We have funded our operations to date primarily with proceeds from government grants, sales of our equity securities including ADSs, through public offerings and pursuant to our at-the-market equity facility, through U.K. research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements, strategic collaboration agreements, sale of our commercial product and our senior secured note facility. We have an accumulated deficit of $1,552.6 million as of September 30, 2026.

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
We have funded our operations to date primarily with proceeds from product revenue, government grants, sales of our equity securities, through public offerings and pursuant to our at-the-market equity facility, United Kingdom research and development tax credits and receipts from the SME and RDEC schemes, out-licensing arrangements and strategic collaboration agreements and a senior secured notes facility. From our inception in 2014 through September 30, 2026, we have generated an aggregate of $2.0 billion from these capital sources.
As of September 30, 2026, we had cash and cash equivalents of $245.4 million and available-for-sale debt securities of $3.0 million. In addition, under the Notes Facility, up to $25.0 million of Tranche 2 Notes is available at our option through January 30, 2027, subject to the terms and conditions of the Note Purchase Agreement.
Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(108,918)	$(216,245)
Net cash provided by investing activities	190,043	71,915
Net cash provided by (used in) financing activities	63,122	(2,542)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,981)	5,690
Net increase (decrease) in cash, cash equivalents and restricted cash	$141,266	$(141,182)
Net Cash Used in Operating Activities
Net cash used in our operating activities was $108.9 million for the nine months ended September 30, 2026, compared to net cash used in operating activities of $216.2 million for the nine months ended September 30, 2025. The decrease of $107.3 million primarily relates to increased revenues from AUCATZYL and lower cost of sales related to these revenues.
Net Cash Provided by Investing Activities
During the nine months ended September 30, 2026 and 2025, net cash provided by investing activities amounted to $190.0 million and $71.9 million, respectively. Net cash provided by investing activities during the nine months ended September 30, 2026 primarily reflected $205.2 million in proceeds from maturities and redemptions of marketable securities and sale of marketable securities of $7.5 million, partially offset by purchases of marketable securities totaling $17.7 million and purchases of property and equipment totaling $4.8 million. Net cash provided by investing activities during the nine months ended September 30, 2025 consisted of $302.2 million in proceeds from maturities and redemptions of marketable securities, offset by $202.2 million in purchases of marketable securities, $19.9 million in purchases of property and equipment, and $8.1 million in acquisition of intangible assets.
Net Cash Provided by (Used in) Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities totaled $63.1 million, primarily due proceeds from senior secured notes facility, which is partially offset by revenue share payments to Blackstone and BioNTech and payment of issuance costs relating to senior secured notes facility and warrants. During the nine months ended September 30, 2025, net cash used in financing activities amounted to $2.5 million, which were revenue share payments to Blackstone and BioNTech.

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
Based on our current clinical development and commercialization plans, we believe our existing cash and cash equivalents of $245.4 million, marketable securities of $3.0 million as of September 30, 2026, up to $25.0 million of Tranche 2 Notes available at our option through January 30, 2027 and the expected proceeds from the sale of AUCATZYL, will enable us to fund our current and planned operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of this Quarterly Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
Our Notes Facility provides an additional source of liquidity to support our future funding requirements. As of September 30, 2026, we had issued $75.0 million of Tranche 1 Notes and had the option to issue up to an additional $25.0 million of Tranche 2 Notes through January 30, 2027, subject to the terms and conditions of the Note Purchase Agreement. Additional borrowings of up to $150.0 million may become available under Tranches 3 and 4 upon achievement of specified consolidated net revenue thresholds. Our ability to access and maintain borrowings under the Notes Facility is subject to compliance with certain financial and other covenants, including minimum liquidity requirements ranging from $12.5 million to $50.0 million, depending on specified consolidated net revenue and market capitalization thresholds, as well as minimum consolidated net revenue requirements. These requirements may limit the amount of cash otherwise available to fund our operations.
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
There have been no material changes to our critical accounting estimates and significant judgments during the nine months ended September 30, 2026.
Contractual Obligations
As of September 30, 2026, other than disclosed in Notes 13 to 15 and 18 to our unaudited condensed consolidated interim financial statements included in this Quarterly Report, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026.

Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2026.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f)) under the Exchange Act) occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our business is subject to numerous risks. You should carefully consider the information in this Quarterly Report on Form 10-Q, including our financial statements, and related notes, and the risk factors discussed in our most recent Annual Report on Form 10-K, in evaluating our business and prospects. If any of these risks actually occur, our business and financial results could be harmed. In that case, the trading price our ADSs could decline. You should also consider the more detailed description of our business contained in our Annual Report.
There were no material changes during the period covered in this Quarterly Report on Form 10-Q to the Risk Factors previously disclosed in our most recent Annual Report on Form 10-K except as described below.
Our obligations under the Notes Facility are secured by substantially all of our assets and are subject to financial covenants, and a failure to comply with those covenants could have a material adverse effect on our business.
On July 30, 2026, we entered into the Notes Facility with Perceptive. Our obligations are secured by a first-priority security interest on substantially all of our and our guarantor subsidiaries’ assets, subject to customary exceptions. The Note Purchase Agreement also requires us to maintain minimum liquidity and consolidated net revenue levels and contains customary covenants and events of default. If we fail to satisfy these requirements and are unable to obtain a waiver, the lenders could accelerate all amounts outstanding and exercise remedies against collateral, which could materially adversely affect our liquidity, business and financial condition.
As of the end of our most recent second fiscal quarter, we did not meet the requirements for eligibility as a foreign private issuer and, as of January 1, 2027, we will be required to comply with the provisions of the Exchange Act and the rules of Nasdaq applicable to U.S. domestic issuers, which will require us to incur significant expenses and expend time and resources.
As of the end of our most recent second fiscal quarter, we did not meet the requirements for eligibility as a foreign private issuer. As a result, as of January 1, 2027, we will be required to comply with the rules of Nasdaq applicable to U.S. domestic issuers, including U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder, Regulation FD. In addition, as of January 1, 2027, our officers, directors, and principal shareholders will be subject to the short-swing profit disclosure and recovery provisions contained in Section 16 of the Exchange Act. We expect to incur significant legal, accounting, insurance and other expenses and to expend greater time and resources, as we prepare for compliance, and comply, with these requirements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Insider Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.
The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit number	Description
3.1	Articles of Association of Autolus Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form F-1 (file no: 333-224720))
4.1	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (file no: 001-38547)).
10.1
Note Purchase Agreement and Guaranty, dated July 30, 2026, by and among the Company, as issuer, the guarantors party thereto from time to time, the noteholders party thereto from time to time and Perceptive Credit Holdings V, LP, as the administrative agent for the noteholders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no: 001-38547)).

10.2	Registration Rights Agreement, dated July 30, 2026, by and between the Company and Perceptive (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (file no: 001-38547)).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
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

Autolus Therapeutics plc

Date:	November 10, 2026	By:	/s/ Christian Itin, Ph.D.
			Name	Christian Itin, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	November 10, 2026	By:	/s/ Robert Dolski
			Name	Robert Dolski
			Title:	Chief Financial Officer
(Principal Financial Officer)